Form 10-Q
period 1996-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 1996-05-14
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended March 31, 1996

       |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the transition period from _______ to _______

                         Commission File Number 33-81952

                      ATEL Cash Distribution Fund VI, L.P.
             (Exact name of registrant as specified in its charter)

California                                                         94-3207229
(State or other jurisdiction of                               (I. R. S. Employer
incorporation or organization)                               Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 989-8800



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

Report on Form 8-K dated March 29, 1996, filed April 12, 1996 (Commission File No. 33-81952) is hereby incorporated by reference into Part II hereof.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS

                                                   1996              1995
                                                   ----              ----
Cash and cash equivalents                         $3,796,198         $2,074,913

Accounts receivable                                1,123,355          2,006,703

Investments in leases                            123,799,691         92,802,029
                                            ----------------- ------------------
Total assets                                    $128,719,244        $96,883,645
                                            ================= ==================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $18,321,513           $836,181

Lines of credit                                   42,326,836         38,368,672

Accounts payable:
   General Partner                                 1,091,653          1,279,066
   Equipment purchases                             4,560,538          5,176,506
   Other                                             295,933            117,483

Accrued interest payable                              35,800            230,967

Unearned operating lease income                      420,747            298,733
                                            ----------------- ------------------
Total liabilities                                 67,053,020         46,307,608

Partners' capital:
     General Partner                                 (34,109)           (23,675)
     Limited Partners                             61,700,333         50,599,712
                                            ----------------- ------------------
Total partners' capital                           61,666,224         50,576,037
                                            ----------------- ------------------
Total liabilities and partners' capital         $128,719,244        $96,883,645
                                            ================= ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1995
                                   (Unaudited)

Revenues:                                         1996              1995
                                                  ----              ----
   Leasing activities:
      Operating leases                            $3,991,927           $769,009
      Direct financing leases                         56,311                  -
      Gain on sales of assets                          5,524              1,429
Interest                                              16,286                  -
Other                                                  1,328                530
                                            ----------------- ------------------
                                                   4,071,376            770,968
Expenses:
Depreciation and amortization                      3,302,083            510,166
Interest expense                                     767,632            361,640
Administrative cost reimbursements to
   General Partner                                   116,780             68,306
Equipment and incentive management fees to
   General Partner                                   276,360             35,630
Other                                                 17,309             30,530
Professional fees                                     43,865             14,192
Provision for losses                                  40,714              7,710
                                            ----------------- ------------------
                                                   4,564,743          1,028,174
                                            ----------------- ------------------
Net loss                                           ($493,367)         ($257,206)
                                            ================= ==================

Net loss:
   General Partner                                   ($4,934)           ($2,572)
   Limited Partners                                 (488,433)          (254,634)
                                            ----------------- ------------------
                                                   ($493,367)         ($257,206)
                                            ================= ==================

Net loss per Limited Partnership Unit                 ($0.07)            ($0.33)
Weighted average number of Units outstanding       7,041,804            775,945


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 1996
                                   (Unaudited)

                                                    Limited Partners              General
                                               Units             Amount           Partner             Total

Balance December 31, 1995                      6,269,013       $50,599,712          ($23,675)       $50,576,037
Capital contributions                          1,483,928        14,839,280                 -         14,839,280
Less selling commissions to affiliates                          (1,409,732)                -         (1,409,732)
Other syndication costs to affiliates                             (241,832)                -           (241,832)
Distributions to partners                                       (1,598,662)           (5,500)        (1,604,162)
Net loss                                                          (488,433)           (4,934)          (493,367)
                                        ----------------- ----------------- ----------------- ------------------
Balance March 31, 1996                         7,752,941       $61,700,333          ($34,109)       $61,666,224
                                        ================= ================= ================= ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1995


Operating activities:                              1996              1995
                                                   ----              ----
Net loss                                           ($493,367)         ($257,206)
Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization                   3,302,083            510,166
   Gain on sales of assets                            (5,524)            (1,429)
   Provision for losses                               40,714              7,710
   Changes in operating assets and
     liabilities:
      Accounts receivable                            883,348           (317,287)
      Accounts payable, General Partner             (187,413)            94,065
      Accounts payable, other                        178,450             10,228
      Accrued interest payable                      (195,167)                 -
      Unearned lease income                          122,014             28,857
                                            ----------------- ------------------
Net cash provided by operations                    3,645,138             75,104
                                            ----------------- ------------------
Investing activities:
Purchases of equipment on operating leases       (33,742,387)       (14,009,836)
Purchases of equipment on direct financing
   leases                                                  -            (25,030)
Purchase of residual interests                      (335,140)                 -
Reduction of net investment in direct
   financing leases                                  116,867                  -
Initial direct costs paid to General Partner      (1,066,168)          (456,133)
Proceeds from sales of assets                         75,925             31,531
                                            ----------------- ------------------
Net cash used in investing activities            (34,950,903)       (14,459,468)
                                            ----------------- ------------------

Financing activities:
Borrowings under line of credit                   26,274,173         11,950,501
Repayments of borrowings under line of credit    (22,316,009)        (9,650,000)
Proceeds of non-recourse debt                     17,720,449                  -
Repayments of non-recourse debt                     (235,117)                 -
Unadmitted subscriptions for Limited
   Partnership Units                                       -            808,930
Capital contributions received                    14,839,280         15,315,940
Payment of syndication costs to General
   Partner                                        (1,651,564)        (2,152,166)
Distributions to partners                         (1,604,162            (70,312)
                                            ----------------- ------------------
Net cash provided by financing activities         33,027,050         16,202,893
                                            ----------------- ------------------

Net increase in cash and cash equivalents          1,721,285          1,818,529

Cash and cash equivalents at beginning of
   period                                          2,074,913                600
                                            ----------------- ------------------
Cash and cash equivalents at end of period        $3,796,198         $1,819,129
                                            ================= ==================

Supplemental disclosures of cash flow information:

Cash paid during the period for interest            $767,632           $361,640
                                            ================= ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the general partners, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10K.


2.  Organization and partnership matters:

ATEL Cash Distribution Fund VI, L.P. (the Fund), was formed under the laws of the State of California on June 29 , 1994, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of July 21, 1994, $100 of which represented the General Partner's (ATEL Financial Corporation's) continuing interest, and $500 of which represented the Initial Limited Partners' capital investment.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                        Depreciation
                                    Balance                              Expense or        Reclassi-           Balance
                                  December 31,                          Amortization      fications or        March 31,
                                      1995             Additions         of Leases        Dispositions          1996
                                      ----             ---------         ---------      ---------------         ----
Net investment in operating
   leases                            $87,360,104        $33,126,418       ($3,143,148)         ($70,401)      $117,272,973
Net investment in direct
   financing leases                    2,765,945                  -          (116,867)                -          2,649,078
Residual interests                             -            335,140                 -                 -            335,140
Assets held for sale or lease             45,160                  -            (7,392)                -             37,768
Reserve for losses                       (64,892)           (40,714)                -                 -           (105,606)
Initial direct costs, net of
   accumulated amortization            2,695,712          1,066,168          (151,542)                -          3,610,338
                              -------------------  ----------------- ----------------- ----------------- ------------------
                                     $92,802,029        $34,487,012       ($3,418,949)         ($70,401)      $123,799,691
                              ===================  ================= ================= ================= ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                      Balance                                              Balance
                                   December 31,                                           March 31,
                                      1995           Additions        Dispositions          1996
                                      ----           ---------        ------------          ----
Transportation                      $58,140,854       $28,237,996          ($77,140)       $86,301,710
Construction                         14,741,280         1,849,333                 -         16,590,613
Materials handling                   12,919,801         2,546,032                 -         15,465,833
Office automation                     5,015,082           175,537                 -          5,190,619
Manufacturing                         1,298,697           317,520                 -          1,616,217
                               ----------------- ----------------- ----------------- ------------------
                                     92,115,714        33,126,418           (77,140)       125,164,992
Less accumulated depreciation        (4,755,610)       (3,143,148)            6,739         (7,892,019)
                               ----------------- ----------------- ----------------- ------------------
                                    $87,360,104       $29,983,270          ($70,401)      $117,272,973
                               ================= ================= ================= ==================

As of December 31, 1995, investment in direct financing leases consists of railroad tank cars and various office automation equipment. The following lists the components of the Partnership's investment in direct financing leases as of March 31, 1996:

Total minimum lease payments receivable                              $1,680,889
Estimated residual values of leased equipment (unguaranteed)          1,292,219
                                                              ------------------
Investment in direct financing leases                                 2,973,108
Less unearned income                                                   (324,030)
                                                              ------------------
Net investment in direct financing leases                            $2,649,078
                                                              ==================

All of the property on leases was acquired in 1995 and 1996. There were no significant dispositions of such property.

At March 31, 1996, the aggregate amounts of future minimum lease payments are as follows:

                                                    Direct
            Year ending         Operating         Financing
            December 31,         Leases             Leases             Total
               1996             $13,791,213          $505,248       $14,296,461
               1997              17,905,021           677,663        18,582,684
               1998              14,791,250           317,770        15,109,020
               1999              11,723,956           120,139        11,844,095
               2000               8,941,315            60,069         9,001,384
            Thereafter           25,079,436                 -        25,079,436
                           ----------------- ----------------- -----------------
                                $92,232,191        $1,680,889       $93,913,080
                           ================= ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


4.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the General Partner record time incurred in performing administrative services on behalf of all of the Partnerships serviced by the General Partner. The General Partner believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                     1996              1995
                                                     ----              ----
Selling commissions (equal to 9.5% of the
selling price of the Limited Partnership
units, deducted from Limited Partners' capital)   $1,409,732         $1,455,014

Reimbursement of other syndication costs             241,832            697,152

Acquisition  fees  equal to 3% (3.25%  prior
to July 1,  1995) of the  equipment purchase
price, for evaluating and selecting equipment
to be acquired (not to exceed approximately
4.5% of Gross Proceeds, included in investment
in leases)                                         1,066,168            456,133

Incentive  management  fees  (computed  as
4% of  distributions  of  cash  from
operations,  as defined in the  Limited
Partnership  Agreement)  and  equipment
management  fees  (computed as 5% of gross
revenues from  operating  leases,  as
defined in the Limited Partnership
Agreement plus 2% of gross revenues from
full payout leases, as defined in the Limited
Partnership Agreement).                              276,360             35,630

Administrative costs reimbursed to General
   Partner                                           116,780             68,306
                                            ----------------- ------------------
                                                  $3,110,872         $2,712,235
                                            ================= ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


5. Partner's capital:

As of March 31, 1996, 7,752,941 Units ($77,529,410) were issued and outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Fund is authorized to issue up to 12,500,050 Units, including the 50 Units issued to the initial limited partners.

The Partnership Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

First, 95.75% (95% prior to July 1, 1995) of Distributions of Cash from Operations to the Limited Partners, 1% of Distributions of Cash from Operations to the General Partner and 3.25% (4% prior to July 1, 1995) to an affiliate of the General Partner as Incentive Management Compensation, 99% of Distributions of Cash from Sales or Refinancing to the Limited Partners and 1% of Cash from Sales or Refinancing to the General Partner.

Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

Third, an affiliate of the General Partner will receive as Incentive Management Compensation, 4% of remaining Cash from Sales or Refinancing.

Fourth, the balance to the Limited Partners.


6.  Line of credit:

The Partnership participates with ATEL and certain of its Affiliates in a $70,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on January 31, 1997.

The current line of credit, when used, is collateralized by (i) specific lease assets assigned or (ii) all lease receivables and other lease related proceeds owned by the Partnership, all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and all deposit accounts with the lender and all cash on deposit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 1996, the Partnership's primary activities were raising funds through its offering of Limited Partnership Units (Units) and engaging in equipment leasing activities. Through March 31, 1996, the Partnership had received subscriptions for 7,752,941 Units ($77,529,410) all of which were issued and outstanding.

During the funding period, the Partnership's primary source of liquidity is subscription proceeds from the public offering of Units. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $70,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 1997.

The current line of credit, when used, is collateralized by (i) specific lease assets assigned or (ii) all lease receivables and other lease related proceeds owned by the Partnership, all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and all deposit accounts with the lender and all cash on deposit.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes, nor have they explored with lenders the possibility of obtaining loans. There can be no assurance as to the terms of any such financing or that the Partnership will be able to obtain such loans.

Through March 31, 1996, the Partnership had borrowed $18,663,985 on a non-recourse basis. As of that date, $18,321,513 remained outstanding. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $30,968,000 as of May 1, 1996.


If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership's leased assets may increase as the costs of similar assets increase. However, the Partnership's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

During the first quarter of 1996, the Partnership's primary sources of liquidity were the proceeds of its offering of Units and funds borrowed on the line of credit or on a non-recourse basis.

Cash from operating activities was almost entirely from operating lease rents.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash. They were not significant relative to other sources of cash. The primary investing use of cash was the purchase of assets on operating and direct financing leases and initial direct costs related to those purchases.

Cash from financing sources consisted of cash received for subscriptions for Units, proceeds of non-recourse debt and borrowings under the line of credit. The purchase of lease assets was primarily funded with borrowings on this line of credit and the non-recourse debt proceeds.


Results of operations

Operations resulted in a net loss of $493,367 in 1996 and a net loss of $257,206 in 1995. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods although the amounts are expected to increase as a result of additional equipment acquisitions. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods although at a higher amount. Equipment management fees are based on the Partnership's rental revenues and are expected to increase in relation to expected increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. As the effective distribution rate increases and as the number of units outstanding increases (as a result of the continuing offering of such units), the incentive management fee is expected to increase. Interest expense has increased due to higher debt balances in 1996 compared to 1995. Interest expense for the first quarter of 1995 related to the borrowings under the line of credit. It included all amounts related to those borrowings, going back as far as September 1994 when the General Partner started to fund the related transactions on behalf of the Partnership. All of the revenues and related carrying costs for these transactions have been attributed to the Partnership in the first quarter of 1995.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                 (a) Documents filed as a part of this report

                   1. Financial Statements

                      Included in Part I of this report:

                      Balance Sheets, March 31, 1996 and December 31, 1995.

                      Statement of changes in partners' capital for the three months ended March 31, 1996.

                      Statements of operations for the three month periods ended March 31, 1996 and 1995.

                      Statements of cash flows for the three month periods ended March 31, 1996 and 1995.

                      Notes to the Financial Statements

                   2. Financial Statement Schedules

                      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                 (b)  Report on Form 8-K

                      Report dated March 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 10, 1996

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



              By: ATEL Financial Corporation
                  General Partner of Registrant




                   By:   /s/ A. J. Batt
                         A. J. Batt
                         President and Chief Executive Officer
                         of General Partner




                   By:   /s/ Dean L. Cash
                         Dean L. Cash
                         Executive Vice President
                         of General Partner




              By: /s/ F. Randall Bigony
                  F. Randall Bigony
                  Principal financial officer
                  of registrant




              By: /s/ Donald E. Carpenter
                  Donald E. Carpenter
                  Principal accounting
                  officer of registrant