Form 10-Q
period 1996-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 1996-08-14
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                                     For the quarterly period ended June 30,
                                     1996

                            |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                                     For the transition period from _______ to
                                     _______

                         Commission File Number 0-28368

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

                                                     Yes         |X|
                                                      No         |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS

                                                  1996               1995
                                                  ----               ----
Cash and cash equivalents                          $2,249,579        $2,074,913

Accounts receivable                                 2,691,170         2,006,703

Investments in leases                             136,619,553        92,802,029
                                            ------------------ -----------------
Total assets                                     $141,560,302       $96,883,645
                                            ================== =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $39,842,330          $836,181

Line of credit                                     27,351,230        38,368,672

Accounts payable:
   General Partner                                  1,228,526         1,279,066
   Equipment purchases                                      -         5,176,506
   Other                                              204,080           117,483

Accrued interest payable                              300,481           230,967

Unearned operating lease income                       211,366           298,733
                                            ------------------ -----------------
Total liabilities                                  69,138,013        46,307,608
Partners' capital:
     General Partner                                  (36,788)          (23,675)
     Limited Partners                              72,459,077        50,599,712
                                            ------------------ -----------------
Total partners' capital                            72,422,289        50,576,037
                                            ------------------ -----------------
Total liabilities and partners' capital          $141,560,302       $96,883,645
                                            ================== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)


                                                                      Six Months                          Three Months
                                                                    Ended June 30,                       Ended June 30,
                                                                    --------------                       --------------
                                                                 1996             1995              1996               1995
                                                                 ----             ----              ----               ----
Revenues:
Leasing activities:
   Operating lease revenues                                      $9,500,698       $1,737,754         $5,508,771          $968,745
   Direct financing leases                                          110,218            3,747             53,907             3,747
   Gain on sales of assets                                            9,380            1,429              3,856                 -
Interest income                                                      38,926           10,757             22,640            10,757
Other                                                                 1,965            1,128                637               598
                                                           ----------------- ---------------- ------------------ -----------------
                                                                  9,661,187        1,754,815          5,589,811           983,847
Expenses:
Depreciation and amortization                                     7,438,946        1,188,982          4,136,863           678,816
Interest                                                          1,919,915          405,929          1,152,283            44,289
Equipment and incentive management fees                             421,628           95,577            145,268            59,947
Administrative cost reimbursements                                  280,394          189,232            163,614           120,926
Other                                                               141,343           39,765            124,034             9,235
Professional fees                                                   123,552           25,213             79,687            11,021
Provision for losses                                                 96,599           17,548             55,885             9,838
                                                           ----------------- ---------------- ------------------ -----------------

                                                                 10,422,377        1,962,246          5,857,634           934,072
                                                           ----------------- ---------------- ------------------ -----------------
Net (loss) income                                                 ($761,190)       ($207,431)         ($267,823)          $49,775
                                                           ================= ================ ================== =================
Net (loss) income:
     General partner                                                ($7,612)         ($2,074)           ($2,678)             $498
     Limited partners                                              (753,578)        (205,357)          (265,145)           49,277
                                                           ================= ================ ================== =================
                                                                  ($761,190)       ($207,431)         ($267,823)          $49,775
                                                           ================= ================ ================== =================
Weighted average number of units
   outstanding                                                    7,800,111        1,523,791          8,559,764         2,263,464
Net (loss) income per limited
   partnership unit                                                  ($0.10)          ($0.13)            ($0.03)            $0.02



                             See accompanying notes.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1996

                                   (Unaudited)

                                                                            Limited Partners       General
                                                                Units            Amount            Partner            Total

Balance December 31, 1995                                         6,269,013      $50,599,712           ($23,675)      $50,576,037
Capital contributions                                             3,062,929       30,629,290                  -        30,629,290
Less selling commissions to affiliates                                            (2,909,783)                 -        (2,909,783)
Other syndication costs to affiliates                                             (1,528,172)                 -        (1,528,172)
Distributions to partners                                                         (3,578,392)            (5,501)       (3,583,893)
Net loss                                                                            (753,578)            (7,612)         (761,190)
                                                           ================= ================ ================== =================

Balance June 30, 1996                                             9,331,942      $72,459,077           ($36,788)      $72,422,289
                                                           ================= ================ ================== =================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995


                                                                      Six Months                          Three Months
                                                                    Ended June 30,                       Ended June 30,
                                                                    --------------                       --------------
                                                                 1996             1995              1996               1995
                                                                 ----             ----              ----               ----

Operating activities:
Net (loss) income                                                 ($761,190)       ($207,431)         ($267,823)          $49,775
Adjustments to reconcile net (loss) income
   to net cash provided by operations
   Depreciation and amortization                                  7,438,946        1,188,982          4,136,863           678,816
   Gain on sales of assets                                           (9,380)          (1,429)           (3,856)                 -
   Provision for losses                                              96,599           17,548             55,885             9,838
Changes in operating assets and liabilities:
      Accounts receivable                                          (684,467)        (703,363)        (1,567,815)         (386,076)
      Accounts payable, general partner                             (50,540)         217,969            136,873           123,904
      Accounts payable, other                                        86,597           24,389            (91,853)           14,161
      Accrued interest expense                                       69,514                -            264,681                 -
      Unearned lease income                                         (87,367)         281,336           (209,381)          252,479
                                                           ----------------- ---------------- ------------------ -----------------

Net cash provided by operating activities                         6,098,712          818,001          2,453,574           742,897
                                                           ----------------- ---------------- ------------------ -----------------

Investing activities:
Purchase of equipment on operating leases                       (54,863,984)     (26,655,011)       (21,121,597)      (12,645,175)
Purchase of equipment on direct financing
   leases                                                          (109,416)        (893,452)          (109,416)         (868,422)
Purchase of residual interests                                     (335,140)               -                  -                 -
Proceeds from sales of assets                                       103,247           31,531             27,322                 -
Reduction in net investment in direct
   financing leases                                                 236,138           34,748            119,271            34,748
Payments of initial direct costs to General
   Partner                                                       (1,551,040)        (896,720)          (484,872)         (440,587)
                                                           ----------------- ---------------- ------------------ -----------------

Net cash used in investing activities                           (56,520,195)     (28,378,904)       (21,569,292)      (13,919,436)
                                                           ----------------- ---------------- ------------------ -----------------

 .                      ATEL CASH DISTRIBUTION FUND Vi, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)


                                                                      Six Months                         Three Months
                                                                    Ended June 30,                      Ended June 30,
                                                                    --------------                      --------------
                                                                 1996             1995              1996               1995
                                                                 ----             ----              ----               ----
Financing activities:
Borrowings on line of credit                                     39,479,380       14,419,698         13,205,207         2,469,197

Repayment of line of credit                                     (50,496,822)     (11,950,501)       (28,180,813)       (2,300,501)
Proceeds of long-term non-recourse debt                          39,734,152                -         22,013,703                 -
Repayment of long-term non-recourse debt                           (728,003)               -           (492,886)                -
Unadmitted subscriptions for Limited Partnership
   Units                                                                  -                -                 -           (808,930)
Capital contributions contributed                                30,629,290       31,338,370         15,790,010        16,022,430
Payment of syndication costs to General
   Partner                                                       (4,437,955)      (4,229,770)        (2,786,391)       (2,077,604)
Distributions to partners                                        (3,583,893)        (476,775)        (1,979,731)         (406,463)
                                                           ----------------- ---------------- ------------------ -----------------
Net cash from financing activities                               50,596,149       29,101,022         17,569,099        12,898,129
                                                           ----------------- ---------------- ------------------ -----------------

Net increase (decrease) in cash and
   cash equivalents                                                 174,666        1,540,119         (1,546,619)         (278,410)
Cash at beginning of period                                       2,074,913                600        3,796,198         1,819,129
                                                           ================= ================ ================== =================
Cash at end of period                                            $2,249,579       $1,540,719         $2,249,579        $1,540,719
                                                           ================= ================ ================== =================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                         $1,850,401         $405,929         $1,082,769           $44,289
                                                           ================= ================ ================== =================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


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

As of December 31, 1994, the Fund had not commenced operations other than those relating to organizational matters. The Fund, or the General Partner on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the Limited Partnership Units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the Partnership Agreement. Operations commenced January 3, 1995.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                                               Expense or         Reclass-
                                        December 31,                          Amortization      ifications &         June 30,
                                            1995              Additions         of Leases       Dispositions           1996
                                            ----              ---------         ---------     - -------------          ----
Net investment in operating
   leases                                    $87,360,104        $49,687,478      ($6,986,255)         ($619,242)     $129,442,085
Net investment in direct
   financing leases                            2,765,945            109,416         (236,138)                 -         2,639,223
Net investment in leveraged
Assets held for sale or lease                     45,160                  -          (16,571)           525,375           553,964
Residual interests                                     -            335,140                -                  -           335,140
Reserve for losses                               (64,892)           (96,599)               -                  -          (161,491)
Initial direct costs, net of
   accumulated amortization
   of $647,2875 in 1996 and
   $213,267 in 1995                            2,695,712          1,551,040         (436,120)                 -         3,810,632
                                     -------------------- ------------------ ---------------- ------------------ -----------------
                                             $92,802,029        $51,586,475      ($7,675,084)          ($93,867)     $136,619,553
                                     ==================== ================== ================ ================== =================

Property on operating leases consists of the following:

                                                                                               Acquisitions &        Balance
                                                             December 31,                       Dispositions         June 30,
                                                                 1995          1st Quarter       2nd Quarter           1996
                                                                 ----          -----------       -----------           ----
Transportation                                                  $58,140,854      $28,160,856          ($554,553)      $85,747,157
Construction                                                     14,741,280        1,849,333          9,446,702        26,037,315
Materials handling                                               12,919,801        2,546,032          2,565,397        18,031,230
Office automation                                                 5,015,082          175,537          1,151,423         6,342,042
Manufacturing                                                     1,298,697          317,520          3,397,538         5,013,755
                                                           ----------------- ---------------- ------------------ -----------------
                                                                 92,115,714       33,049,278         16,006,507       141,171,499
Less accumulated depreciation                                    (4,755,610)      (3,136,409)        (3,837,395)      (11,729,414)
                                                           ----------------- ---------------- ------------------ -----------------

                                                                $87,360,104      $29,912,869        $12,169,112      $129,442,085
                                                           ================= ================ ================== =================

All of the property on leases was acquired in 1995 and 1996.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


3.  Investment in leases (continued):

At June 30, 1996, the aggregate amounts of future minimum lease payments are as follows:

                                                 Direct
             Year ending      Operating         Financing
            December 31,        Leases           Leases             Total
                    1996        $11,310,571         $361,719        $11,672,290
                    1997         21,101,047          723,438         21,824,485
                    1998         18,007,187          360,544         18,367,731
                    1999         14,492,584          120,139         14,612,723
                    2000         11,612,180           60,069         11,672,249
              Thereafter         26,942,486                -         26,942,486
                           ----------------- ---------------- ------------------
                               $103,466,055       $1,625,909       $105,091,964
                           ================= ================ ==================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 11.186%.

Future minimum principal payments of non-recourse debt are as follows:

            Year ending
           December 31,      Principal         Interest            Total
                   1996         $3,053,598       $1,294,126         $4,347,724
                   1997          6,011,650        2,387,286          8,398,936
                   1998          6,199,265        1,958,948          8,158,213
                   1999          6,145,151        1,512,549          7,657,700
                   2000          5,460,707        1,092,152          6,552,859
             Thereafter         12,971,959        6,364,623         19,336,582
                          ----------------- ---------------- ------------------
                               $39,842,330      $14,609,684        $54,452,014
                          ================= ================ ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                    1996               1995
                                                    ----               ----
Selling commissions (equal to 9.5% of the
selling price of the Limited Partnership
units, deducted from Limited Partners'
capital)                                           $2,909,783        $2,977,145

Reimbursement of other syndication costs            1,528,172         1,252,625

Acquisition fees equal to 3.25% of the
equipment  purchase price, for evaluating
and  selecting  equipment to be acquired
(not to exceed  approximately  4.75% of
Gross Proceeds,  included in property on
operating  leases).  (Effective July 1,
1995 these percentages have been reduced
to 3.0% and 4.5%, respectively.)                    1,551,040           896,720

Reimbursement of administrative costs                 280,394           189,232

Incentive  management  fees  (computed  as
4% of  distributions  of  cash  from
operations,  as defined in the  Limited
Partnership  Agreement)  and  equipment
management  fees  (computed as 5% of gross
revenues from  operating  leases,  as
defined in the Limited Partnership
Agreement plus 2% of gross revenues from
full payout leases, as defined in the
Limited Partnership Agreement). (Effective
July 1, 1995 these percentages have been
amended to 3.25%, 3.5% and 2%, respectively.)         421,628            95,577
                                            ------------------ -----------------
                                                   $6,691,017        $5,411,299
                                            ================== =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


6. Partner's capital:

As of June 30, 1996, 9,331,942 Units ($93,319,420) were issued and outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Fund is authorized to issue up to 12,500,050 Units, including the 50 Units issued to the initial limited partners.

The Partnership Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

     First, 95% (95.75% after June 30, 1995) of Distributions of Cash from Operations to the Limited Partners, 1% of Distributions of Cash from Operations to the General Partner and 4% (3.25% after June 30, 1995) ( to an affiliate of the General Partner as Incentive Management Compensation, 99% of Distributions of Cash from Sales or Refinancing to the Limited Partners and 1% of Cash from Sales or Refinancing to the General Partner.

     Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 8% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

     Third, an affiliate of the General Partner will receive as Incentive Management Compensation, 4% (3.25% after June 30, 1995) of remaining Cash from Sales or Refinancing.

     Fourth, the balance to the Limited Partners.


6.  Line of credit:

The Partnership participates with ATEL and certain of its Affiliates in a $70,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on July 18, 1997.

The current line of credit, when used, is collateralized by (i) specific lease assets assigned or (ii) all lease receivables and other lease related proceeds owned by the Partnership, all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and all deposit accounts with the lender and all cash on deposit.


7.  Commitments:

As of June 30, 1996, the Partnership had outstanding commitments to purchase lease equipment totaling approximately $56,234,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first and second quarters of 1996, the Partnership's primary activities were raising funds through its offering of Limited Partnership Units (Units) and engaging in equipment leasing activities. Through June 30, 1996, the Partnership had received and accepted subscriptions for 9,331,942 Units ($93,319,420) all of which were issued and outstanding.

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

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $70,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on July 18, 1997.

The line of credit, when used by the Partnership, is collateralized by (i) all lease receivables and other leases related proceeds owned by the Partnership,
(ii) all equipment subject to leases and related insurance policies and maintenance contracts owned by the Partnership and (iii) all deposit accounts and all cash on deposit. Borrowings of the General Partner and/or other partnerships are not secured by the assets of the Partnership.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of June 30, 1996, the Partnership had borrowed $40,677,688 with a remaining unpaid balance of $39,842,330. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $56,234,000 as of June 30, 1996.

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

During the first and second quarters of 1996 and 1995, the Partnership's primary sources of liquidity were from financing activities and consisted of the proceeds of its offering of Units, proceeds of non-recourse debt (1996 only) and funds borrowed on the line of credit.

Cash from operating activities was almost entirely from operating lease rents in both 1995 and 1996.

Proceeds from the sales of assets and direct finance lease rents were the only investing sources of cash and were not significant compared to financing sources of cash flows.


Results of operations

Operations resulted in a net loss of $761,190 for the six months ended June 30, 1996 and a net loss of $267,823 for the three month period then ended. Operations resulted in a net loss of $207,431 for the six months ended June 30, 1995 and net income of $49,775 for the three month period then ended. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods although the amounts are expected to increase as a result of additional equipment acquisitions. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods although at a higher amount. Equipment management fees are based on the Partnership's rental revenues and are expected to increase in relation to expected increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. As the effective distribution rate increases and as the number of units outstanding increases (as a result of the continuing offering of such units), the incentive management fee is expected to increase. Interest expense is related to the borrowings under the line of credit and non-recourse debt.

As of June 30, 1996, the Partnership's offering of Units of Limited Partnership interest was continuing. Significant amounts of asset acquisitions and debt financing were also taking place. Because of these factors, the results of operations in 1996 are not comparable to 1995 and are not expected to be comparable to future periods.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, June 30, 1996 and December 31, 1995.

                       Statements of operations for the six and three month periods ended June 30, 1996 and 1995.

                       Statement of changes in partners' capital for the six month period ended June 30, 1996.

                       Statements of cash flows for the six and three month periods ended June 30, 1996 and 1995.

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

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
August 13, 1996

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



                                 By: ATEL Financial Corporation
                                     General Partner of Registrant




                            By:    /s/   A. J. BATT
                                  ----------------------------------
                                   A. J. Batt
                                   President and Chief Executive Officer
                                   of General Partner




                            By:    /s/  DEAN L. CASH
                                   ----------------------------------
                                   Dean L. Cash
                                   Executive Vice President
                                   of General Partner




                  By:  /s/  F. RANDALL BIGONY
                       ----------------------------------------------
                       F. Randall Bigony
                       Principal financial officer
                       of registrant




                  By:  /s/  DONALD E. CARPENTER
                       ----------------------------------------------
                       Donald E. Carpenter
                       Principal accounting
                       officer of registrant