Form 10-Q
period 1996-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 1996-11-14
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934.
                 For the quarterly period ended September 30, 1996

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                                  Page 1 of 16

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS

                                                   1996              1995
                                                   ----              ----
Cash and cash equivalents                          $9,085,327        $2,074,913

Accounts receivable                                 2,537,849         2,006,703

Investments in leases                             169,341,728        92,802,029
                                             ----------------- -----------------
Total assets                                     $180,964,904       $96,883,645
                                             ================= =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $59,823,418          $836,181

Line of credit                                     34,755,753        38,368,672

Accounts payable:
   General Partner                                    625,609         1,279,066
   Equipment purchases                                      -         5,176,506
   Other                                              896,187           117,483

Accrued interest payable                              478,759           230,967

Unearned operating lease income                       290,527           298,733
                                             ----------------- -----------------
Total liabilities                                  96,870,253        46,307,608

Partners' capital:
     General Partner                                  (42,521)          (23,675)
     Limited Partners                              84,137,172        50,599,712
                                             ----------------- -----------------
Total partners' capital                            84,094,651        50,576,037
                                             ----------------- -----------------
Total liabilities and partners' capital          $180,964,904       $96,883,645
                                             ================= =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1996
                                   (Unaudited)




                                                           Nine Months Ended                    Three Months Ended
                                                             September 30,                       September 30,
                                                             -------------                       -------------
                                                        1996              1995               1996              1995
                                                        ----              ----               ----              ----
Revenues:
   Leasing activities:
      Operating leases                                $15,880,432       $3,208,205         $6,379,734        $1,470,451
      Direct financing leases                             164,221           31,449             54,003            27,702
      Gain on sales of assets                            (103,256)           2,662           (112,636)            1,233
Interest                                                   47,295           41,821              8,369            31,064
Other                                                      69,411            2,768             67,446             1,640
                                                ------------------ ----------------  ----------------- -----------------
                                                       16,058,103        3,286,905          6,396,916         1,532,090
Expenses:
Depreciation and amortization                          12,099,732        2,428,738          4,660,786         1,239,756
Interest expense                                        3,351,933          428,946          1,432,018            23,017
Administrative cost reimbursements to General
   Partner                                                509,538          340,579            229,144           151,347
Equipment and incentive management fees to
   General Partner                                        722,337          216,246            300,709           120,669
Other                                                     370,774           50,228            229,431            10,463
Professional fees                                         177,836           40,659             54,284            15,446
Provision for losses                                      160,599           32,869             64,000            15,321
                                                ------------------ ----------------  ----------------- -----------------
                                                       17,392,749        3,538,265          6,970,372         1,576,019
                                                ------------------ ----------------  ----------------- -----------------
Net loss                                              ($1,334,646)       ($251,360)         ($573,456)         ($43,929)
                                                ================== ================  ================= =================


Net loss:
   General Partner                                        (13,346)          (2,514)            (5,735)              (439)
   Limited Partners                                    (1,321,300)        (248,846)          (567,721)          (43,490)
                                                ------------------ ----------------  ----------------- -----------------
                                                      ($1,334,646)       ($251,360)         ($573,456)         ($43,929)
                                                ================== ================  ================= =================


Net loss per Limited Partnership Unit                      ($0.15)          ($0.11)            ($0.06)           ($0.01)

Weighted average number of Units outstanding            8,570,592        2,328,074         10,097,070         3,970,984

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1996

                                   (Unaudited)

                                                     Limited Partners              General
                                                Units            Amount            Partner            Total

Balance December 31, 1995                       6,269,013      $50,599,712           ($23,675)      $50,576,037
Capital contributions                           4,724,942       47,249,420                  -        47,249,420
Less selling commissions to affiliates                          (4,488,695)                 -        (4,488,695)
Other syndication costs to affiliates                           (1,967,294)                 -        (1,967,294)
Distributions to partners                                       (5,934,671)            (5,500)       (5,940,171)
Net loss                                                        (1,321,300)           (13,346)       (1,334,646)
                                        ------------------ ----------------  ----------------- -----------------
Balance September 30, 1996                     10,993,955      $84,137,172           ($42,521)      $84,094,651
                                        ================== ================  ================= =================




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1996


                                                                    Nine Months Ended                    Three Months Ended
                                                                      September 30,                       September 30,
                                                                      -------------                       -------------
                                                                 1996              1995               1996              1995
                                                                 ----              ----               ----              ----
Operating activities:
Net loss                                                         ($1,334,646)       ($251,360)         ($573,456)         ($43,929)
Adjustment to reconcile net income to cash provided
   by operating activities:
   Depreciation and amortization                                  12,099,732        2,428,738          4,660,786         1,239,756
   Loss (gain) on sales of assets                                    103,256           (2,662)           112,636            (1,233)
   Provision for losses                                              160,599           32,869             64,000            15,321
   Changes in operating assets and liabilities:
      Accounts receivable                                           (531,146)        (779,303)           153,321           (75,940)
      Accounts payable, General Partner                             (653,457)         878,069           (602,917)          660,100
      Accounts payable, other                                        778,704           98,794            692,107            74,405
      Accrued interest payable                                       247,792                -            178,278                 -
      Unearned lease income                                           (8,206)         217,319             79,161           (64,017)
                                                           ------------------ ----------------  ----------------- -----------------
Net cash provided by operations                                   10,862,628        2,622,464          4,763,916         1,804,463
                                                           ------------------ ----------------  ----------------- -----------------

Investing activities:
Purchases of equipment on operating leases                       (92,069,843)     (53,693,278)       (37,205,859)      (27,038,267)
Purchases of equipment on direct financing leases                   (368,527)      (1,675,974)          (259,110)         (782,522)
Purchases of residual value interests                               (335,139)               -                  -                 -
Initial direct costs paid to General Partner                      (2,070,264)      (1,722,725)          (519,224)         (826,005)
Reduction in net investment in direct financing leases               367,424           90,090            131,286            55,342
Proceeds from sales of assets                                        396,557           43,710            293,310            12,179
                                                           ------------------ ----------------  ----------------- -----------------
Net cash used in investing activities                            (94,079,792)     (56,958,177)       (37,559,597)      (28,579,273)
                                                           ------------------ ----------------  ----------------- -----------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1996


                                                                   Nine Months Ended                    Three Months Ended
                                                                     September 30,                       September 30,
                                                                     -------------                       -------------
                                                                 1996              1995               1996              1995
                                                                 ----              ----               ----              ----
Financing activities:
Borrowings under line of credit                                   58,391,599       31,169,698         18,912,219        16,750,000
Repayments of borrowings under line of credit                    (62,004,518)     (15,169,698)       (11,507,696)       (3,219,197)
Proceeds of non-recourse debt                                     62,182,581                -         22,448,429                 -
Repayments of non-recourse debt                                   (3,195,344)               -         (2,467,341)                -
Capital contributions received                                    47,249,420       47,074,510         16,620,130        15,736,140
Payment of syndication costs to General Partner                   (6,455,989)      (6,707,356)        (2,018,034)       (2,477,586)
Distributions to Partners                                         (5,940,171)      (1,281,588)        (2,356,278)         (804,813)
                                                           ------------------ ----------------  ----------------- -----------------
Net cash provided by financing activities                         90,227,578       55,085,566         39,631,429        25,984,544
                                                           ------------------ ----------------  ----------------- -----------------
Net increase (decrease) in cash and cash
   equivalents                                                     7,010,414          749,853          6,835,748          (790,266)
Cash and cash equivalents at beginning of
   period                                                          2,074,913              600          2,249,579         1,540,719
                                                           ------------------ ----------------  ----------------- -----------------
Cash and cash equivalents at end of period                        $9,085,327         $750,453         $9,085,327          $750,453
                                                           ================== ================  ================= =================


Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                          $3,351,933         $428,946         $1,432,018           $67,306
                                                           ================== ================  ================= =================

Supplemental schedule of non-cash transactions:

Operating lease assets reclassified to equipment
   held for lease                                                 $1,360,763                            $729,071
Less accumulated depreciation                                       (282,137)                           (269,686)
                                                           ==================                   =================
                                                                  $1,078,626                            $459,385
                                                           ==================                   =================









                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


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

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations. The Fund or the General Partner on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be born by the Fund is limited by certain provisions in the Agreement of Limited Partnership.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                            Balance                             Expense or          Reclass-          Balance
                                          December 31,                         Amortization       ifications &     September 30,
                                              1995             Additions         of Leases        Dispositions          1996
                                              ----             ---------         ---------        ------------          ----
Net investment in operating leases            $87,360,104        $86,893,337     ($11,332,840)       ($1,078,625)     $161,841,976
Net investment in direct financing
   leases                                       2,765,945            368,527         (367,424)                 -         2,767,048
Equipment held for sale or lease                   45,160                  -          (21,918)           578,812           602,054
Residual interests                                      -            335,139                -                  -           335,139
Initial direct costs, net of
   accumulated amortization of
   $933,369 in 1996 and
   $213,267 in 1995                             2,695,712          2,070,264         (744,974)                 -         4,021,002
Reserve for losses                                (64,892)          (160,599)               -                  -          (225,491)
                                       ------------------- ------------------ ----------------  ----------------- -----------------
                                              $92,802,029        $89,506,668     ($12,467,156)         ($499,813)     $169,341,728
                                       =================== ================== ================  ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                            Balance                                                                   Balance
                                          December 31,     Acquisitions, Dispositions & Reclassifications          September 30,
                                              1995            1st Quarter       2nd Quarter       3rd Quarter           1996
                                              ----            -----------       -----------       -----------           ----
Transportation                                $58,140,854        $28,160,856        ($554,553)       $15,047,722      $100,794,879
Construction                                   14,741,280          1,849,333        9,446,702          4,465,897        30,503,212
Materials handling                             12,919,801          2,546,032        2,565,397          3,603,006        21,634,236
Manufacturing                                   1,298,697            317,520        3,397,538          7,555,996        12,569,751
Office automation                               5,015,082            175,537        1,151,423          4,870,933        11,212,975
Other                                                   -                  -                -            933,235           933,235
                                       ------------------- ------------------ ----------------  ----------------- -----------------
                                               92,115,714         33,049,278       16,006,507         36,476,789       177,648,288
Less accumulated depreciation                  (4,755,610)        (3,136,409)      (3,837,538)        (4,076,755)      (15,806,312)
                                       ------------------- ------------------ ----------------  ----------------- -----------------
                                              $87,360,104        $29,912,869      $12,168,969        $32,400,034      $161,841,976
                                       =================== ================== ================  ================= =================

The following lists the components of the Partnership's investment in direct financing leases as of September 30, 1996:

Total minimum lease payments receivable                              $1,706,533
Estimated residual values of leased equipment (unguaranteed)          1,302,053
                                                               -----------------
Investment in direct financing leases                                 3,008,586
Less unearned income                                                   (241,538)
                                                               -----------------
Net investment in direct financing leases                            $2,767,048
                                                               =================

All of the property on leases was acquired in 1995 and 1996.

At September 30, 1996, the aggregate amounts of future minimum lease payments are as follows:

                                                                  Direct
                                               Operating         Financing
                                                Leases            Leases             Total
                                                ------            ------             -----
Three months ending December 31, 1996          $5,694,748         $230,744         $5,925,492
         Year ending December 31, 1996          24,350,860          776,338         25,127,198
                                  1998          21,257,001          413,444         21,670,445
                                  1999          17,545,317          173,038         17,718,355
                                  2000          14,455,982          112,969         14,568,951
                            Thereafter          30,781,089                -         30,781,089
                                         ------------------ ----------------  -----------------
                                              $114,084,997       $1,706,533       $115,791,530
                                         ================== ================  =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.33% to 12.23%.

Future minimum principal payments of non-recourse debt as of September 30, 1996 are as follows:

                                              Principal         Interest            Total
                                              ---------         --------            -----
 Three months ending December 31, 1996          $1,316,555         $525,386         $1,841,941
         Year ending December 31, 1997           7,525,340        2,613,651         10,138,991
                                  1998           8,508,049        5,930,485         14,438,534
                                  1999           9,225,631        3,653,502         12,879,133
                                  2000           8,702,301        2,881,954         11,584,255
                            Thereafter          24,545,542        9,286,938         33,832,480
                                         ------------------ ----------------  -----------------
                                               $59,823,418      $24,891,916        $84,715,334
                                         ================== ================  =================


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                            1996              1995
                                                                                            ----              ----
Selling commissions (equal to 9.5% of the selling price of the Limited Partnership
units, deducted from Limited Partners' capital)                                           $4,488,695        $4,472,078

Reimbursement of other syndication costs                                                   1,967,294         2,235,277

Acquisition fees equal to 3.25% of the equipment  purchase price, for evaluating and  selecting  equipment to be acquired (not to exceed  approximately  4.75% of
Gross Proceeds,  included in property on operating  leases).  (Effective July 1,
1995 these
percentages have been reduced to 3.0% and 4.5%, respectively.)                             2,070,264         1,722,725

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement). (Effective July
1,
1995 these percentages have been amended to 3.25%, 3.5% and 2%, respectively.)               722,337           216,246

Administrative cost reimbursements to General Partner                                        509,538           340,579
                                                                                    ----------------- -----------------
                                                                                          $9,758,128        $8,986,905
                                                                                    ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


5.  Related party transactions (continued):

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


6. Partner's capital:

As of  September  30,  1996,  10,993,955  Units  ($109,939,550)  were issued and outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Fund is authorized to issue up to 12,500,050 Units, including the 50 Units issued to the initial limited partners.

The Partnership Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

     First, 95% (95.75% after June 30, 1995) of Distributions of Cash from Operations to the Limited Partners, 1% of Distributions of Cash from Operations to the General Partner and 4% (3.25% after June 30, 1995) to an affiliate of the General Partner as Incentive Management Compensation, 99% of Distributions of Cash from Sales or Refinancing to the Limited Partners and 1% of Cash from Sales or Refinancing to the General Partner.

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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


7.  Line of credit:

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $70,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on July 18, 1997.

The facility, when used by the Partnership, is collateralized by (i) leases and equipment owned by the Partnership and financed by the lines and (ii) all other assets owned by the Partnership except equipment, lease receipts and residual values specifically pledged to other equipment funding sources.


8.  Commitments:

As of September 30, 1996, the Partnership had outstanding commitments to purchase lease equipment totaling approximately $30,689,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first three quarters of 1996, the Partnership's primary activities were raising funds through its offering of Limited Partnership Units (Units) and engaging in equipment leasing activities. Through September 30, 1996, the Partnership had received and accepted subscriptions for 10,993,955 Units ($109,939,550) all of which were issued and outstanding.

The Partnership's primary sources of liquidity during the first nine months of 1996 were subscription proceeds from the public offering of Units, proceeds from non-recourse debt and borrowings under the line of credit. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

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

The facility, when used by the Partnership, is collateralized by (i) leases and equipment owned by the Partnership and financed by the lines and (ii) all other assets owned by the Partnership except equipment, lease receipts and residual values specifically pledged to other equipment funding sources.

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

As of September 30, 1995, the Partnership had borrowed $63,126,117 with a remaining unpaid balance of $59,823,418. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $30,689,000 as of September 30, 1996.

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

1996 vs. 1995:

During the first three quarters of 1996, the Partnership's primary sources of liquidity were the proceeds of its offering of Units, proceeds of non-recourse debt and funds borrowed on the line of credit.

Cash from operating activities was almost entirely from operating lease rents.

Proceeds from the sales of assets and direct financing lease rents were the only investing sources of cash and were not significant. The primary investing use of cash was the purchase of assets on operating and direct financing leases and initial direct costs related to those purchases.

Cash from financing sources consisted of cash received for subscriptions for Units, proceeds of non-recourse debt and borrowings under the line of credit. The borrowings under the line of credit were used to fund lease asset acquisitions and payments on the line were made from capital contributions received and proceeds of non-recourse debt.


Results of operations

Operations resulted in a net loss of $1,334,646 for the nine months ended September 30, 1996 compared to $251,360 in 1995. Operations resulted in a net loss of $573,456 in 1996 compared to $43,929 in 1995 for the three month periods. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods although the amounts are expected to increase as a result of additional equipment acquisitions. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods although at a higher amount. Equipment management fees are based on the Partnership's rental revenues and are expected to increase in relation to expected increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. As the effective distribution rate increases and as the number of units outstanding increases (as a result of the continuing offering of such units), the incentive management fee is expected to increase.

Results of operations in 1996 are not comparable to 1995. During both periods, the Partnership was raising equity through its public offering and was entering into significant lease transactions and significant purchases of related equipment. At September 30, 1996 both of these activities were continuing. The results of operations in future periods are not expected to be comparable to either 1996 or 1995.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                     (a) Documents filed as a part of this report

                       1. Financial Statements

                          Included in Part I of this report:

                          Balance  Sheets,  September  30, 1996 and December 31,
                             1995.

                          Statement of changes in partners' capital for the nine
                             month period ended September 30, 1996.

                          Statements of operations for the nine and three month periods ended September 30, 1996 and 1995.

                          Statements of cash flows for the nine and three month periods ended September 30, 1996 and 1995.

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

Date:
November 11, 1996

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



                                   By: ATEL Financial Corporation
                                       General Partner of Registrant




                                       By:   /s/   A. J. BATT
                                          --------------------------------------
                                          A. J. Batt
                                          President and Chief Executive Officer
                                          of General Partner




                                       By:   /s/  DEAN L. CASH
                                          --------------------------------------
                                          Dean L. Cash
                                          Executive Vice President of General
                                          Partner





                                       By:  /s/  F. RANDALL BIGONY
                                          --------------------------------------
                                          F. Randall Bigony
                                          Principal financial officer of
                                          registrant





                                       By:  /s/  DONALD E. CARPENTER
                                          --------------------------------------
                                          Donald E. Carpenter
                                          Principal accounting officer of
                                          registrant