Form 10-K
period 1996-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 1997-03-28
CIK 927569

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the Year Ended December 31, 1996
                                       OR
                      |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

                        Commission File number 000-28368

                      ATEL Cash Distribution Fund VI, L.P.

               California                                      94-3207229
    (State or other jurisdiction of                        (I. R. S. Employer
     incorporation or organization)                        Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 989-8800 Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Partnership
                                      Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

State the aggregate market value of voting stock held by non-affiliates of the registrant.
Inapplicable

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund VI, L.P. (the Partnership), was formed under the laws of the State of California in June 1994. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

The Partnership conducted a public offering of 12,500,000 units of Limited Partnership interest (Units), at a price of $10 per Unit. As of November 23, 1996, the Partnership had received subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners' Units. On January 3, 1995, the Partnership commenced operations in its primary business (leasing activities).

The Partnership's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending December 31, 2002 and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

Narrative Description of Business

The Partnership has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "Full Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It is the intention of the General Partner that no more than 50% of the aggregate purchase price of equipment will be subject to "Operating" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Partnership only purchases equipment for which a lease exists or for which a lease will be entered into at the time of the purchase. The Partnership has not completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. As noted above, however, it intends to continue to invest any cash flow in excess of certain amounts required to be distributed to the Limited Partners in additional items of leased equipment through December 31, 2002.

As of December 31, 1996, the Partnership had purchased equipment with a total acquisition price of $205,974,491.

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partner, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the General Partner, would not satisfy the general credit rating criteria for the portfolio.

During 1996 and 1995 certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                                1996       1995
                                                                ----       ----
         Lessee                      Type of Equipment
Consolidated Rail Corporation        Locomotives & intermodal
                                     containers                  14%         *
The Atchison, Topeka and Santa Fe
Railroad Company                     Containers & Chassis         *         17%
Peerless Eagle Coal Company          Construction Equipment       *         11%
                        * Less than 10%.

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms which vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of the General Partner or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The General Partner will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Leasing Activities:

Through December 31, 1996, the Partnership has disposed of certain leased assets as set forth below:

                        Original
                      Equipment Cost,                          Excess of
Type of                  Excluding                             Rents Over
Equipment            Acquisition Fees      Sale Price          Expenses *
---------            ----------------      ----------          ----------
Tractors                    $789,433           $367,733           $220,693
Office automation            458,000            145,000            370,980
Containers                   126,082            130,915             14,517
Railcars                      35,262             23,185              2,943
Printers                      12,470             12,179              1,662
                     ----------------  -----------------    ---------------
                          $1,421,247           $679,012           $610,795
                     ================  =================    ===============

                           * Includes only those  expenses  directly  related to
the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1996 and the industries to which the assets have been leased.

                                                      Purchase price excluding           Percentage of total
       Asset types                                        acquisition fees                   acquisitions
       -----------                                        ----------------                   ------------
Transportation, rail cars                                     $33,380,276                            16.21%
Construction                                                   32,643,774                            15.85%
Manufacturing                                                  31,118,257                            15.11%
Railroad locomotives                                           22,353,332                            10.85%
Transportation, intermodal containers                          21,963,189                            10.66%
Transportation, other                                          21,031,070                            10.21%
Materials handling                                             19,379,922                             9.41%
Office automation                                              13,848,293                             6.72%
Transportation, over-the-road tractors and trailers             4,420,037                             2.15%
Other                                                           3,683,663                             1.79%
Aircraft ground support                                           800,000                             0.39%
Communications                                                    658,185                             0.32%
Medical                                                           343,409                             0.17%
Food processing                                                   317,520                             0.15%
Furniture and fixtures                                             33,564                             0.02%
                                                          ----------------                 ----------------
                                                             $205,974,491                           100.00%
                                                          ================                 ================

                                                       Purchase price excluding          Percentage of total
   Industry of lessee                                      acquisition fees                 acquisitions
   ------------------                                      ----------------                 ------------
Transportation, rail                                          $56,021,430                            27.20%
Transportation, other                                          25,523,981                            12.39%
Business services                                              23,554,946                            11.44%
Electronics                                                    18,422,289                             8.94%
Oil & gas                                                      16,535,633                             8.03%
Primary metals                                                 15,433,907                             7.49%
Industrial machinery and equipment                             10,710,021                             5.20%
Construction                                                    9,423,008                             4.57%
Manufacturing, other                                            9,288,634                             4.51%
Mining                                                          8,483,810                             4.12%
Communications                                                  7,163,168                             3.48%
Food processing                                                 1,787,538                             0.87%
Chemicals                                                       1,266,374                             0.61%
Retail, general                                                   931,635                             0.45%
Retail food / groceries                                           637,702                             0.31%
Other                                                             536,740                             0.26%
Retail food service                                               253,675                             0.13%
                                                          ----------------                 ----------------
                                                             $205,974,491                           100.00%
                                                          ================                 ================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1996, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

Inapplicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.


                                              PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partner' knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future.

Holders

As of December 31, 1996, a total of 6,301 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The rate for monthly distributions from 1996 operations was $0.0833 per Unit. The distributions were made in February 1996 through December 1996 and in January 1997. For each quarterly distribution (made in April, July and October 1996 and in January 1997) the rate was $0.25 per Unit. Distributions were from 1996 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The Partnership commenced regular monthly distributions in February 1995 (from January 1995 operations) and regular quarterly distributions in April 1995 (from 1995 first quarter operations). The rate for each of the monthly distributions from 1995 operations was $.0833 per Unit. The distributions were made in February 1995 through December 1995 and in January 1996. For each of the quarterly distributions (made in April, July and October 1995 and in January
1996) the rate was $.25 per Unit. Distributions were from cash flows from operations in 1995.

The General Partner shall have sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.00 in 1997 and 1998; $1.05 in 1999 and 2000; $1.10 in 2001
and 2002.

Holders may make the election without charge to receive distributions on a monthly basis.

The following table presents summarized information regarding distributions to Limited Partners:

                                                      1996            1995
                                                      ----            ----
Distributions of net loss                            ($0.23)         ($0.19)
Return of investment                                   1.16            0.97
                                                    --------        --------
Distributions per unit                                 0.93            0.78
Differences due to timing of distributions             0.07            0.22
                                                    --------        --------
Nominal distribution rates from above                 $1.00           $1.00
                                                    ========        ========


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 1996, 1995 and 1994. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                                                1996            1995             1994
                                                                                ----            ----             ----
Gross revenues                                                                 $25,729,470      $6,444,037               -

Net loss                                                                       ($2,210,330)      ($602,674)              -

Weighted average Limited Partner Units outstanding                               9,424,045       3,154,291              50

Net loss per Unit, based on weighted average Units outstanding                      ($0.23)         ($0.19)              -

Distributions per Unit, based on weighted average Units outstanding                  $0.93           $0.78               -

Total Assets                                                                  $192,831,691     $96,883,645            $600

Total Non-recourse Debt                                                        $80,789,732        $836,181               -

Total Partners' Capital                                                        $93,201,156     $50,576,037            $600


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership commenced its offering on November 23, 1994. As of December 31, 1994, all of the proceeds of the offering were held by the escrow agent. Upon sale of the minimum amount of Units of $1,200,000 and receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations. During the funding period and until the Partnership's initial portfolio of equipment had been purchased, funds which had been received, but which had not yet been invested in leased equipment, were invested in interest-bearing accounts or high-quality/short-term commercial paper. The Partnership's public offering provided for a total maximum capitalization of $125,000,000 and was completed as of November 23, 1996. As of that date subscriptions had been received and accepted for $125,000,000.

During the funding period, the Partnership's primary source of liquidity is subscription proceeds from the public offering of Units. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on October 28, 1997. As of December 31, 1996, the Partnership had $15,598,257 of borrowings under this line of credit and the remaining availability was $38,857,117.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 1996, commitments to purchase lease assets totaled $5,864,204.

As of December 31, 1996, all cash balances consisted of amounts reserved for distributions in January 1997, generated from operations in 1996.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

The General Partner expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 50% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the month of January 1995. See Items 5 and 6 of this report for additional information regarding the distributions.

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


Cash Flows:

                     1996 vs. 1995

In 1996, the Partnership's primary sources of cash were the proceeds of its public offering of Limited Partnership Units (Units), proceeds of non-recourse debt and borrowings under the line of credit. In 1997, the Partnership's primary source of cash is expected to be rents from operating leases.

Cash flows from operations increased from $4,354,020 in 1995 to $13,940,220 in 1996. The increase was due to increased operating lease rents compared to 1995.

In 1996, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. The cash flows from direct financing leases has increased due to acquisitions of lease assets in 1995 and in 1996. The Partnership's first year of operations was 1995 and in that year, there were no significant dispositions of assets. In 1996, the proceeds from sales of assets increased to $636,397 compared to $54,156 in 1995. Such proceeds are expected to increase in 1997 as more of the Partnership's leases reach their scheduled termination dates. Uses of cash in investing activities consisted of lease assets purchases and payment of related acquisition fees to an affiliate of the General Partner.

In 1996, sources of cash from financing activities consisted of proceeds of the Partnership's offering of Units and debt proceeds (non-recourse and line of credit). The Partnership's offering was concluded in November 1996. There will be no such offering proceeds in 1997. Borrowings under the line of credit and proceeds of non-recourse debt are expected to decrease in 1997. Borrowings under the line of credit were used primarily to purchase lease assets. Proceeds from non-recourse debt were used to repay borrowings under the line of credit and to purchase lease assets.

Distributions to limited partners increased due to the increased number of Units outstanding in 1996 compared to 1995 and is expected to increase in 1997 for the same reason.

                     1995 vs. 1994

In 1995, the Partnership's primary source of cash from operating activities was rents from operating leases. The General Partner expects that operating leases will remain the primary source of cash from operations for most of the Partnership's life.

In 1995, the Partnership did not have any significant sources of cash from investing activities.

During 1995, the Partnership's public offering of its Units was in progress and is continued until November 1996. The proceeds of the offering was one of the Partnership's two significant sources of financing cash flows. The other major source of cash from financing activities was borrowings under the lines of credit. In 1995, the gross proceeds received from the offering was $62,689,630 and borrowings under the lines of credit were $70,038,370. The most significant uses of cash for financing activities were for payments of syndication costs ($9,026,548), repayments of lines of credit ($31,669,698) and distributions to the Limited Partners ($2,467,223).


Results of Operations

As of January 3, 1995, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities). There were no operations in 1994. Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions had not been completed, the results of operations in 1996 and 1995 are not expected to be comparable to future periods. After the Partnership's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

                     1996 vs. 1995

The Partnership's revenues increased from $6,444,037 in 1995 to $25,729,470 in 1996. The increase was due to increased operating lease revenues. In 1995 and 1996, the original cost of assets under operating leases increased from none at the beginning of 1995 to $199,982,098 by the end of 1996. These acquisitions led to the increased lease revenues noted. Operating lease revenues are expected to increase again in 1997 by about another $4,500,000 due to asset purchases in 1996.

Depreciation expense is directly related to operating lease assets. As the amount of such assets has increased due to acquisitions, the amount of depreciation has likewise increased.

The increase in interest expense compared to 1995 is due to increased amounts of debt outstanding in 1996 compared to 1995. Interest expense is expected to increase significantly in 1997 as a result of 1996 borrowings.

Equipment  and  incentive   management   fees  are  based  on  lease  rents  and
distributions to the limited partners, respectively. Both of these underlying factors increased in 1996 and this resulted in the increase in management fees.

                     1995 vs. 1994

In 1995, rents from operating leases were $6,291,439, about 98% of revenues. Although operating leases are expected to contribute the majority of revenues in future periods, it is expected that the percentage will decrease significantly. The Partnership purchased a large portion of its lease assets in the second half of 1995.

In 1995, depreciation of operating lease assets and interest expense were the Partnership's largest expenses. The Partnership expects to finance a portion of its equipment acquisitions with the proceeds of additional debt. As this occurs, interest expense will also be expected to increase.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 22.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund VI, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. as of December 31, 1996 and 1995, the related statements of operations for the years ended December 31, 1996 and 1995 and the related statements of changes in partners' capital and cash flows for the years ended December 31, 1996 and 1995 and for the period from July 21, 1994 (inception) through December 31,1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. at December 31, 1996 and 1995 and its results of operations and its cash flows for the years ended December 31, 1996 and 1995 and for the period from July 21, 1994 (inception) through December 31, 1994, in conformity with generally accepted accounting principles.





                                                               ERNST & YOUNG LLP
San Francisco, California
February 7, 1997

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                       1996             1995
                                                       ----             ----
Cash and cash equivalents                           $1,123,336      $2,074,913

Accounts receivable                                  6,198,258       2,006,703

Investments in equipment and leases                185,510,097      92,802,029
                                               ---------------- ---------------
Total assets                                      $192,831,691     $96,883,645
                                               ================ ===============




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                  $80,789,732        $836,181

Lines of credit                                     15,598,257      38,368,672

Accounts payable and accruals:
   General Partner                                      45,070       1,279,066
   Equipment purchases                                 638,379       5,176,506
   Other                                               415,008         117,483

Accrued interest payable                             1,746,206         230,967

Unearned lease income                                  397,883         298,733
                                               ---------------- ---------------
                                                    99,630,535      46,307,608

Partners' capital:
     General Partner                                  (118,690)        (23,675)
     Limited Partners                               93,319,846      50,599,712
                                               ---------------- ---------------
Total partners' capital                             93,201,156      50,576,037
                                               ---------------- ---------------
Total liabilities and partners' capital           $192,831,691     $96,883,645
                                               ================ ===============


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                                1996             1995
                                                                                                ----             ----
Revenues:

Leasing activities:
   Operating leases                                                                            $25,480,263      $6,291,439
   Direct financing leases                                                                         215,650          94,398
   (Loss) gain on sales of assets                                                                 (107,873)          3,819
Interest income                                                                                     66,348          50,388
Other                                                                                               75,082           3,993
                                                                                           ---------------- ---------------
                                                                                                25,729,470       6,444,037

Expenses:

Depreciation and amortization                                                                   19,298,500       4,976,075
Interest                                                                                         5,773,463         931,651
Administrative cost reimbursements to General Partner                                              748,745         539,009
Equipment and incentive management fees to affiliates                                            1,061,856         362,581
Provision for losses and impairments                                                               257,814          64,892
Professional fees                                                                                  186,724          50,962
Other                                                                                              612,698         121,541
                                                                                           ---------------- ---------------
                                                                                                27,939,800       7,046,711
                                                                                           ---------------- ---------------
Net loss                                                                                       ($2,210,330)      ($602,674)
                                                                                           ================ ===============

Net loss:
   General Partner                                                                                ($22,103)        ($6,027)
   Limited Partners                                                                             (2,188,227)        (596,647)
                                                                                           ---------------- ---------------
                                                                                               ($2,210,330)      ($602,674)
                                                                                           ================ ===============

Net loss per Limited Partnership unit                                                               ($0.23)         ($0.19)

Weighted average number of units outstanding                                                     9,424,045       3,154,291



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                        AND THE PERIOD FROM JULY 21,1994
                            THROUGH DECEMBER 31, 1994


                                                                          Limited Partners     General
                                                               Units           Amount         Partners          Total
                                                               -----           ------         --------          -----
Activity during 1994 and balance at December 31,
   1994                                                                50             $500            $100            $600

Capital contributions received                                  6,268,963       62,689,630                      62,689,630
Less selling commissions to affiliates                                          (5,955,515)                     (5,955,515)
Other syndication costs to affiliates                                           (3,071,033)                     (3,071,033)
Distributions to limited partners ($0.78 per Unit)                              (2,467,223)                     (2,467,223)
Distributions to General Partner                                                         -         (17,748)        (17,748)
Net loss                                                                          (596,647)         (6,027)       (602,674)
                                                          ----------------    -------------     ----------- ---------------
Balance December 31, 1995                                       6,269,013       50,599,712         (23,675)     50,576,037

Capital contributions received                                  6,231,037       62,310,370                      62,310,370
Less selling commissions to affiliates                                          (5,919,485)                     (5,919,485)
Other syndication costs to affiliates                                           (2,762,793)                     (2,762,793)
Distributions to limited partners ($0.93 per Unit)                              (8,719,731)                     (8,719,731)
Distributions to General Partner                                                                   (72,912)        (72,912)
Net loss                                                                        (2,188,227)        (22,103)     (2,210,330)
                                                          ----------------    -------------     ----------- ---------------
Balance December 31, 1996                                      12,500,050      $93,319,846       ($118,690)    $93,201,156
                                                          ================    =============     =========== ===============



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                        AND THE PERIOD FROM JULY 21,1994
                            THROUGH DECEMBER 31, 1994


                                                                                1996            1995             1994
                                                                                ----            ----             ----
Operating activities:
Net loss                                                                       ($2,210,330)      ($602,674)
Adjustment to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                               19,298,500      4,976,075
     Provision for losses and impairments                                           257,814         64,892
     Loss (gain) on sales of assets                                                 107,873         (3,819)
     Changes in operating assets and liabilities:
         Accounts receivable                                                     (4,191,555)    (2,006,703)
         Accounts payable, General Partner                                       (1,233,996)     1,279,066
         Accounts payable, other                                                    297,525        117,483
         Accrued interest payable                                                 1,515,239        230,967
         Unearned lease income                                                       99,150        298,733
                                                                          ------------------ --------------
Net cash provided by operating activities                                        13,940,220      4,354,020
                                                                          ------------------ --------------

Investing activities:
Purchases of equipment on operating leases                                    (113,775,023)    (87,041,903)
Purchases of equipment on direct financing leases                               (1,177,807)     (2,961,829)
Purchases of residual value interests                                             (379,551)              -
Initial direct lease costs paid to affiliate                                    (2,716,021)     (2,908,979)
Reduction of net investment in direct financing leases                             501,623         195,884
Proceeds from sales of assets                                                      636,397          54,156
                                                                          ------------------ --------------
Net cash used in investing activities                                         (116,910,382)    (92,662,671)
                                                                          ------------------ --------------

Financing activities:
Capital contributions received                                                  62,310,370      62,689,630            $600
Payment of syndication costs to General Partner                                 (8,682,278)     (9,026,548)              -
Distributions to Limited Partners                                               (8,719,731)     (2,467,223)              -
Distributions to General Partner                                                   (72,912)        (17,748)              -
Borrowings under lines of credit                                                64,426,319      70,038,370               -
Repayments of borrowings under lines of credit                                 (87,196,734)    (31,669,698)              -
Proceeds of non-recourse debt                                                   84,675,980         943,536               -
Repayments of non-recourse debt                                                 (4,722,429)       (107,355)              -
                                                                          ----------------- --------------- ---------------
Net cash provided by financing activities                                      102,018,585      90,382,964             600
                                                                          ----------------- --------------- ---------------

Net (decrease) increase in cash and cash equivalents                              (951,577)      2,074,313             600
Cash and cash equivalents at beginning of period                                 2,074,913             600               -
                                                                          ----------------- --------------- ---------------
Cash and cash equivalents at end of period                                      $1,123,336      $2,074,913            $600
                                                                          ================= =============== ===============

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                          $4,258,224        $700,684
                                                                          ================= ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.  Organization and Partnership matters:

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

The Partnership or the General Partner on behalf of the Partnership, will incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be born by the Partnership is limited to 15% of Gross Proceeds of up to $25,000,000 and 14% of Gross Proceeds in excess of $25,000,000.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1996, the original terms of the leases ranged from one to twenty years.

Pursuant to the Limited Partnership Agreement, the General Partner receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 5). The General Partner is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2.  Summary of significant accounting policies:

Equipment on operating leases:

Revenues from operating leases are recognized evenly over the life of the related leases.

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's' estimated residual values at the end of the leases.

Direct financing leases:

Income from direct financing lease transactions is reported on the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


2.  Summary of significant accounting policies (continued):

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements.
                                                      1996             1995
                                                      ----             ----
Financial statement basis of net assets and
   liabilities                                     $93,201,156     $50,576,037
Tax basis of net assets and liabilities             74,777,978      48,579,641
                                               ---------------- ---------------
Difference                                         $18,423,178      $1,996,396
                                               ================ ===============

The following reconciles the net loss reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):
                                                       1996             1995
                                                       ----             ----
 Net loss per financial statements                 ($2,210,330)      ($602,674)
 Adjustment to depreciation expense                (26,173,869)    (11,337,114)
 Adjustments to lease revenues                         806,994         249,279
 Provision for losses                                  257,814          64,892
 Adjustments to interest expense                             -         (58,536)
 Other                                                       -          58,535
                                               ---------------- ---------------
 Net loss per federal tax return                  ($27,319,391)   ($11,625,618)
                                               ================ ===============

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


2.  Summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.  Investments in equipment and leases:

As of December 31, 1996, the Partnership's investments in equipment and leases consist of the following:

                                                                            Depreciation
                                                                             Expense or       Reclass-
                                          December 31,                      Amortization    ifications or   December 31,
                                               1995          Additions       of Leases      Dispositions         1996
                                               ----          ---------       ---------      ------------         ----
Net investment in operating leases            $87,360,104    $109,236,896     ($18,137,771)      ($759,034)   $177,700,195
Net investment in direct financing
   leases                                       2,765,945       1,177,807         (501,623)              -       3,442,129
Assets held for sale or lease                      45,160               -          (27,146)         26,304          44,318
Residual value interests                                -         379,551                -               -         379,551
Reserve for losses                                (64,892)       (257,814)               -               -        (322,706)
Initial direct costs, net of accumulated
   amortization of $1,220,992 in 1996
   and $213,267 in 1995                         2,695,712       2,716,021       (1,133,583)        (11,540)      4,266,610
                                          ---------------- --------------- ---------------- --------------- ---------------
                                              $92,802,029    $113,252,461     ($19,800,123)      ($744,270)   $185,510,097
                                          ================ =============== ================ =============== ===============

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1995, additions and dispositions during 1996 and as of December 31, 1996:

                                                                                              Reclass-
                                                          December 31,                      ifications or   December 31,
                                                               1995          Additions      Dispositions         1996
                                                               ----          ---------      ------------         ----
Transportation                                                $58,140,854      $44,288,153       ($912,512)   $101,516,495
Construction                                                   14,741,280       17,902,494               -      32,643,774
Manufacturing                                                   1,298,697       29,440,009               -      30,738,706
Materials handling                                             12,919,801        5,807,703               -      18,727,504
Office automation                                               5,015,082        6,795,760        (458,000)     11,352,842
Miscellaneous                                                           -        3,683,663               -       3,683,663
Communications                                                          -          658,185               -         658,185
Medical                                                                 -          343,409               -         343,409
Food processing                                                         -          317,520               -         317,520
                                                          ---------------- ---------------- --------------- ---------------
                                                               92,115,714      109,236,896      (1,370,512)    199,982,098
Less accumulated depreciation                                  (4,755,610)     (18,137,771)        611,478     (22,281,903)
                                                          ---------------- ---------------- --------------- ---------------
                                                              $87,360,104      $91,099,125       ($759,034)   $177,700,195
                                                          ================ ================ =============== ===============

Direct financing leases:

As of December 31, 1996 and 1995, investment in direct financing leases consists of railroad tank cars and various office automation equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1996:

                                                                                1996            1995
                                                                                ----            ----
Total minimum lease payments receivable                                         $2,620,307      $1,850,305
Estimated residual values of leased equipment (unguaranteed)                     1,452,053       1,292,219
                                                                          ----------------- ---------------
Investment in direct financing leases                                            4,072,360       3,142,524
Less unearned income                                                              (630,231)       (376,579)
                                                                          ----------------- ---------------
Net investment in direct financing leases                                       $3,442,129      $2,765,945
                                                                          ================= ===============

All of the property on leases was acquired in 1996 and 1995.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


3.  Investments in equipment and leases (continued):

At December 31, 1996, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                                Direct
             Year ending      Operating       Financing
            December 31,       Leases          Leases           Total
            ------------       ------          ------           -----
                     1997      $30,042,731      $1,079,893      $31,122,624
                     1998       31,949,464         463,325       32,412,789
                     1999       28,905,615         222,919       29,128,534
                     2000       24,903,636         162,850       25,066,486
                     2001       15,548,120          98,760       15,646,880
               Thereafter       34,015,320         592,560       34,607,880
                            ---------------- --------------- ----------------
                              $165,364,886      $2,620,307     $167,985,193
                           ================ =============== ================


4.  Non-recourse debt:

At December 31, 1996, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.37% to 15.54%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1996, the carrying value of the pledged assets is approximately $108,311,944. The notes mature from 1997 through 2016.

Future minimum payments of non-recourse debt are as follows:

                  Year ending
                  December 31,      Principal        Interest          Total
                  ------------      ---------        --------          -----
                         1997     $12,368,186       $4,331,074     $16,699,260
                         1998      14,077,770         7,121,052     21,198,822
                         1999      15,773,481         4,364,586     20,138,067
                         2000      12,863,367         3,150,113     16,013,480
                         2001       6,456,555         2,231,597      8,688,152
                   Thereafter      19,250,373         7,087,205     26,337,578
                              ---------------- ---------------- ---------------
                                  $80,789,732      $28,285,627    $109,075,359
                              ================ ================ ===============

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 1996 and 1995:

                                                                                                1996             1995
                                                                                                ----             ----
Selling commissions (equal to 9.5% of the selling price of the Limited
Partnership units, deducted from Limited Partners' capital)                                     $5,919,485      $5,955,515

Reimbursement of other syndication costs                                                         2,762,793       3,071,033

Acquisition  fees  equal to 3% (3.25%  prior to July 1,  1995) of the  equipment purchase price, for evaluating and selecting equipment to be acquired (not to
exceed approximately 4.5% of Gross Proceeds, included in investment in leases)                   2,716,021       2,908,979

Incentive  management  fees  (computed  as 3.25% (4%  prior to July 1,  1995) of distributions  of cash from  operations,  as defined in the Limited  Partnership
Agreement) and equipment  management fees (computed as 3.5% (5% prior to July 1,
1995) of gross  revenues  from  operating  leases,  as  defined  in the  Limited
Partnership Agreement plus 2% of gross revenues from full payout leases, as
defined in the Limited Partnership Agreement).                                                   1,061,856         362,581

Administrative costs reimbursed to General Partner                                                 748,745         539,009
                                                                                           ---------------- ---------------
                                                                                               $13,208,900     $12,837,117
                                                                                           ================ ===============

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


6.  Partners' capital:

As of December 31, 1996, 12,500,050 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Fund's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Fund is authorized to issue up to 12,500,000 Units, in addition to those issued to the Initial Limited Partners.

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


7.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partner's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 1996 and 1995 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                                    1996            1995
                                                    ----            ----
Rail transportation                                  27%              36%
Other transportation services                        12%              18%
Business services                                    11%               *
Oil and gas                                           *               13%
                           * Less than 10%.

During 1996, one customer comprised 14% of the Partnership's revenues from leases. During 1995, two customers comprised 17% and 11% of the Partnership's revenues from leases.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


8.  Lines of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on October 28, 1997. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.


During 1996, the Partnership had borrowed $64,426,319 under the line of credit. Repayments on the line of credit were $87,196,734 during 1996 and $15,598,257 remained outstanding as of December 31, 1996. At December 31, 1996, the rates on such borrowings varied from 6.88% to 8.25%.

In addition, certain of the Affiliates had borrowed an aggregate of $9,821,300 under the warehouse facility as of December 31, 1996.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1996. At December 31, 1996, $38,857,117 was available under this agreement.


During 1995, the Partnership had borrowed $70,038,370 under a similar line of credit. Of those amounts, $31,669,698 was repaid during 1995 and $38,368,672 remained outstanding as of December 31, 1995.


9.  Fair value of financial instruments:

The Partnership has adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Accounts payable, accrued interest and customer deposits:

The carrying amounts of accounts payable, accrued interest and customer deposits approximate fair value because of the short maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1996 is $80,889,633.

Line of credit:

The carrying amounts of the Partnership's variable rate lines of credit approximate fair value.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.



                                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control the General Partner and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash, and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC"), is a wholly-owned subsidiary of ATEL Financial Corporation.

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt . . . . . . . . Chairman of the Board of Directors of ACG, AFC, ALC,
                           AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFC and AEC

Dean L. Cash . . . . . . . Director, Executive Vice President and Chief
                           Operating Officer of ACG, AFC, and AEC; Director, President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony . . . .  Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter . . .  Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais . . . . .  General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock . . . . Director of Asset Management of AEC

Jeffrey A. Schwager . . .  Vice President - Syndication of ALC

Russell H. Wilder . . . .  Vice President - Credit of AEC

John P. Scarcella . . . .  Vice President of ASC

A. J. Batt, age 60, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 46, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 39, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation Bay Area Chapter.

Donald E. Carpenter, age 48, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 38, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 33, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Jeffrey A. Schwager, age 36, joined ATEL in 1991 as vice president - syndication and is responsible for acquiring transactions from intermediaries as well as debt and equity placement. Prior to joining ATEL, Mr. Schwager was a member of General Electric Capital Corporation's Institutional Financing Group. There, he was responsible for originating equipment lease and corporate finance opportunities, as well as soliciting equipment portfolios in conjunction with marketing a proprietary capital enhancement product. From 1985 through 1990, Mr. Schwager held several positions with Bank Ireland/First Financial, most recently Vice President Marketing, where he was responsible for originating and negotiating tax-oriented leveraged lease financings for Fortune 500 companies. From 1983 to 1985 Mr. Schwager was an Associate Consultant with The Bigelow Company, a middle market investment banking and management consulting firm, developing and implementing strategic plans for a number of clients. Prior to The Bigelow Company, he worked for Petro-Lewis Corporation as a joint-interest accountant. Mr. Schwager received his B.S. in Business Administration from Babson College in 1982, majoring in Finance and Entrepreneurial Studies.

Russell H. Wilder, age 42, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 35, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.

Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their Affiliates. The amount of such remuneration paid through December 31, 1996 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.

Selling Commissions

The Partnership will pay selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the General Partner. Of this amount, the majority is expected to be reallowed to other broker/dealers.

Through December 31, 1996, $11,875,000 of such commissions had been either accrued or paid to the General Partner or its affiliates. Of that amount, $10,163,554 was reallowed to other broker/dealers.

Acquisition Fees

Acquisition fees are to be paid to the General Partner for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. The total amount of acquisition fees to be paid to the General Partner or their affiliates is not to exceed 3% (3.25% prior to July 1,1995) of the aggregate purchase price of equipment acquired with the net proceeds of the offering and not to exceed 4.5% of the Gross Proceeds of the Offering.

Through December 31, 1996, $5,625,000 of such fees (the maximum allowable amount) had been paid to the General Partner or its affiliates.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, the General Partner or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 3.5% (5% prior to July 1, 1995) of the gross revenues from "operating" leases and (ii) 2% of gross revenues from "full payout" leases which contain net lease provisions.

See Note to the financial statements included at Item 8 of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership's equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partner shall be entitled to receive the Incentive management fee which shall be payable for each fiscal quarter and shall be an amount equal to 1% of cash distributions from operations, sales or refinancing and 3.25% (4% prior to July 1, 1995) of cash distributions from operations to an affiliate of the General Partner until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee paid to the affiliate of the General Partner shall be 4% of all distributions of cash from operations, sales or refinancing.


See Note to the financial statements included at Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, the General Partner shall be entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

Equipment Re-lease Fee

As compensation for providing re-leasing services, the General Partner shall receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) the General Partner or their affiliates have and will maintain adequate staff to render such services to the Partnership,
(ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) the General Partner or its affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) the General Partner or its affiliates are compensated for rendering equipment management services. To date, none have been accrued or paid.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partner. See financial statements included in
Item 8, Part I of this report for amounts allocated to the General Partner in 1996 and 1995.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1996 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The shareholders of the General Partner are beneficial owners of Limited Partnership Units as follows:

(1)                                         (2)                           (3)                                 (4)
                                            Name and Address of           Amount and Nature of                Percent
Title of Class                              Beneficial Owner              Beneficial Ownership                of Class

Limited Partnership Units                   A. J. Batt                    Initial Limited Partner Units       0.0004%
                                            235 Pine Street, 6th Floor    25 Units ($250)
                                            San Francisco, CA 94104       (owned by wife)

Limited Partnership Units                   Dean Cash                     Initial Limited Partner Units       0.0004%
                                            235 Pine Street, 6th Floor    25 Units ($250)
                                            San Francisco, CA 94104       (owned by wife)

Changes in Control

The Limited Partners have the right, by vote of the Limited Partners owning more than 50% of the outstanding limited Partnership units, to remove a General Partner.

The General Partner may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefor of Limited Partners holding 10% or more of the total outstanding Limited Partnership units.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                      (a) Financial Statements and Schedules
                        1. Financial Statements
                           Included in Part II of this report:
                           Report of Independent Auditors

                           Balance Sheets at December 31, 1996 and 1995

                           Statements of Operations for the years ended December
                              31, 1996 and 1995

                           Statements of Changes in  Partners'  Capital  for the
                              years ended December 31, 1996 and 1995 and for the period from July 21, 1994 (inception) through December 31, 1994

                           Statements of Cash Flows for the years ended December
                              31, 1996 and 1995 and for the period from July 21, 1994 (inception) through December 31, 1994

                           Notes to Financial Statements

                        2. Financial Statement Schedules
                           Allschedules  for  which  provision  is  made  in the
                              applicable    accounting    regulations   of   the
                              Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      (b) Reports on Form 8-K for the fourth quarter of 1996
                           None

                      (c)  Exhibits
                           (3)and (4) Agreement of Limited Partnership, included
                              as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1994 (File No. 33-81952).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    Date:  3/27/1997

                      ATEL Cash Distribution Fund VI, L.P.
                                           (Registrant)


                       By: ATEL Financial Corporation,
                           General Partner of Registrant



                               By:  /s/  A. J. Batt
                                    -------------------------------------------
                                    A. J. Batt,
                                    President and Chief Executive Officer



                       By: /s/  A. J. Batt
                           --------------------------------------
                           A. J. Batt,
                           General Partner of Registrant,
                           President and Chief Executive
                           Officer of ATEL Financial
                           Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                      CAPACITIES                           DATE



 /s/ A. J. Batt                President, chairman and              3/27/1997
---------------------          chief executive officer of
     A. J. Batt                ATEL Financial Corporation



 /s/ Dean Cash                 Executive vice president and         3/27/1997
---------------------          director of ATEL Financial
     Dean Cash                 Corporation



 /s/ F. Randall Bigony         Principal financial officer          3/27/1997
-----------------------        of registrant; principal
     F. Randall Bigony         financial officer of ATEL
                               Financial Corporation



 /s/ Donald E. Carpenter       Principal accounting officer         3/27/1997
------------------------       of registrant; principal
     Donald E. Carpenter       accounting officer of ATEL
                               Financial Corporation



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.