Form 10-Q
period 1997-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 1997-05-14
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended March 31, 1997

                 |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the transition period from _______ to _______

                        Commission File Number 000-28368

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

                                                    Yes         |X|
                                                     No         |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                     ASSETS

                                                  1997              1996
                                                  ----              ----
Cash and cash equivalents                          $812,610         $1,123,336

Accounts receivable                               6,141,086          6,198,258

Investments in leases                           178,786,474        185,510,097
                                           ----------------- ------------------
Total assets                                   $185,740,170       $192,831,691
                                           ================= ==================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                               $78,605,611        $80,789,732

Lines of credit                                  14,500,000         15,598,257

Accounts payable:
   General Partner                                  160,028             45,070
   Equipment purchases                              441,852            638,379
   Other                                            318,573            415,008

Accrued interest payable                          2,019,582          1,746,206

Unearned operating lease income                     591,158            397,883
                                           ----------------- ------------------
Total liabilities                                96,636,804         99,630,535
Partners' capital:
     General Partner                               (128,374)          (118,690)
     Limited Partners                            89,231,740         93,319,846
                                           ----------------- ------------------
Total partners' capital                          89,103,366         93,201,156
                                           ----------------- ------------------
Total liabilities and partners' capital        $185,740,170       $192,831,691
                                           ================= ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                                                    1997              1996
                                                                                                    ----              ----
Revenues:
   Leasing activities:
      Operating leases                                                                              $8,800,728         $3,991,927
      Direct financing leases                                                                           65,241             56,311
      Gain on sales of assets                                                                           10,805              5,524
Interest                                                                                                 5,872             16,286
Other                                                                                                    1,965              1,328
                                                                                              ----------------- ------------------
                                                                                                     8,884,611          4,071,376
Expenses:
Depreciation and amortization                                                                        6,959,760          3,302,083
Interest expense                                                                                     2,135,295            767,632
Administrative cost reimbursements to General Partner                                                   98,526            116,780
Equipment and incentive management fees to General Partner                                             363,186            276,360
Other                                                                                                  189,367             17,309
Professional fees                                                                                       18,036             43,865
Provision for losses                                                                                    88,846             40,714
                                                                                              ----------------- ------------------
                                                                                                     9,853,016          4,564,743
                                                                                              ----------------- ------------------
Net loss                                                                                             ($968,405)         ($493,367)
                                                                                              ================= ==================

Net loss:
   General Partner                                                                                     ($9,684)           ($4,934)
   Limited Partners                                                                                   (958,721)          (488,433)
                                                                                              ----------------- ------------------
                                                                                                     ($968,405)         ($493,367)
                                                                                              ================= ==================

Net loss per Limited Partnership Unit                                                                   ($0.08)            ($0.07)
Weighted average number of Units outstanding                                                        12,500,050          7,041,804


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 1997
                                   (Unaudited)

                                                                            Limited Partners      General
                                                               Units             Amount           Partner             Total

Balance December 31, 1996                                       12,500,050       $93,319,846         ($118,690)       $93,201,156
Other syndication costs to affiliates                                                (31,547)                -            (31,547)
Distributions to partners                                                         (3,097,838)                -         (3,097,838)
Net loss                                                                            (958,721)           (9,684)          (968,405)
                                                          ----------------- ----------------- ----------------- ------------------
Balance March 31, 1997                                          12,500,050       $89,231,740         ($128,374)       $89,103,366
                                                          ================= ================= ================= ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996


                                                                                                    1997              1996
                                                                                                    ----              ----
Operating activities:
Net loss                                                                                             ($968,405)         ($493,367)
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                                     6,959,760          3,302,083
   Gain on sales of assets                                                                             (10,805)            (5,524)
   Provision for losses                                                                                 88,846             40,714
   Changes in operating assets and liabilities:
      Accounts receivable                                                                               57,172            883,348
      Accounts payable, General Partner                                                                114,958           (187,413)
      Accounts payable, other                                                                          (96,435)           178,450
      Accrued interest payable                                                                         273,376           (195,167)
      Unearned lease income                                                                            193,275            122,014
                                                                                              ----------------- ------------------
Net cash provided by operations                                                                      6,611,742          3,645,138
                                                                                              ----------------- ------------------

Investing activities:
Purchases of equipment on operating leases                                                            (735,210)       (33,742,387)
Purchases of equipment on direct financing leases                                                      (33,815)                 -
Purchase of residual interests                                                                               -           (335,140)
Reduction of net investment in direct financing leases                                                 148,465            116,867
Initial direct costs paid to General Partner                                                                 -         (1,066,168)
Proceeds from sales of assets                                                                          109,855             75,925
                                                                                              ----------------- ------------------
Net cash used in investing activities                                                                 (510,705)       (34,950,903)
                                                                                              ----------------- ------------------

Financing activities:
Borrowings under line of credit                                                                              -         26,274,173
Repayments of borrowings under line of credit                                                       (1,098,257)       (22,316,009)
Proceeds of non-recourse debt                                                                          911,036         17,720,449
Repayments of non-recourse debt                                                                     (3,095,157)          (235,117)
Capital contributions received                                                                               -         14,839,280
Payment of syndication costs to General Partner                                                        (31,547)        (1,651,564)
Distributions to partners                                                                           (3,097,838)        (1,604,162)
                                                                                              ----------------- ------------------
Net cash (used in) provided by financing activities                                                 (6,411,763)        33,027,050
                                                                                              ----------------- ------------------

Net (decrease) increase in cash and cash equivalents                                                  (310,726)         1,721,285

Cash and cash equivalents at beginning of period                                                     1,123,336          2,074,913
                                                                                              ----------------- ------------------
Cash and cash equivalents at end of period                                                            $812,610         $3,796,198
                                                                                              ================= ==================


Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                            $1,861,919           $767,632
                                                                                              ================= ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                          Balance                              Expense or        Reclassi-           Balance
                                        December 31,                          Amortization      fications or        March 31,
                                            1996             Additions         of Leases        Dispositions          1997
                                            ----             ---------         ---------      - -------------         ----
Net investment in operating
   leases                                  $177,700,195           $538,683       ($6,634,451)         ($64,858)      $171,539,569
Net investment in direct
   financing leases                           3,442,129             33,815          (148,465)                -          3,327,479
Residual interests                              379,551                  -                 -                 -            379,551
Assets held for sale or lease                     44,318                 -                 -           (34,192)            10,126
Reserve for losses                             (322,706)           (88,846)                -                 -           (411,552)
Initial direct costs, net of
   accumulated amortization                   4,266,610                  -          (325,309)                -          3,941,301
                                     -------------------  ----------------- ----------------- ----------------- ------------------
                                           $185,510,097           $483,652       ($7,108,225)         ($99,050)      $178,786,474
                                     ===================  ================= ================= ================= ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                                              Balance                                                Balance
                                                            December 31,                                            March 31,
                                                                1996           Additions        Dispositions          1997
                                                                ----           ---------        ------------          ----
Transportation                                                $101,516,495                            ($67,540)      $101,448,955
Construction                                                    32,643,774                                   -         32,643,774
Manufacturing                                                   30,738,706                                   -         30,738,706
Materials handling                                              18,727,504                                   -         18,727,504
Office automation                                               11,352,842          $538,683                 -         11,891,525
Miscellaneous                                                    3,683,663                 -                 -          3,683,663
Communications                                                     658,185                 -                 -            658,185
Medical                                                            343,409                 -                 -            343,409
Food processing                                                    317,520                 -                 -            317,520
                                                          ----------------- ----------------- ----------------- ------------------
                                                               199,982,098           538,683           (67,540)       200,453,241
Less accumulated depreciation                                  (22,281,903)      ($6,634,451)             2,682       (28,913,672)
                                                          ----------------- ----------------- ----------------- ------------------
                                                              $177,700,195       ($6,095,768)         ($64,858)      $171,539,569
                                                          ================= ================= ================= ==================

All of the property on leases was acquired in 1995, 1996 and 1997. There were no significant dispositions of such property.

At March 31, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                                                                 Direct
                                            Year ending      Operating         Financing
                                           December 31,        Leases            Leases            Total
                                                   1997        $21,860,465          $879,439       $22,739,904
                                                   1998         32,474,951           471,458        32,946,409
                                                   1999         29,393,780           231,052        29,624,832
                                                   2000         24,903,636           170,983        25,074,619
                                                   2001         15,548,120           105,538        15,653,658
                                             Thereafter         34,015,320           592,560        34,607,880
                                                          ----------------- ----------------- -----------------
                                                              $158,196,272        $2,451,030      $160,647,302
                                                          ================= ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 10.53%.


Future minimum principal payments of non-recourse debt are as follows:

                                            Year ending
                                           December 31,      Principal          Interest           Total
                                                   1997         $9,320,172        $2,791,281       $12,111,453
                                                   1998         14,143,884         7,190,862        21,334,746
                                                   1999         15,845,346         4,428,644        20,273,990
                                                   2000         12,941,483         3,207,920        16,149,403
                                                   2001          6,541,467         2,282,609         8,824,076
                                             Thereafter         19,813,259         7,228,370        27,041,629
                                                          ----------------- ----------------- -----------------
                                                               $78,605,611       $27,129,686      $105,735,297
                                                          ================= ================= =================


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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                                    1997              1996
                                                                                                    ----              ----
Selling commissions (equal to 9.5% of the selling price of the Limited Partnership
units, deducted from Limited Partners' capital)                                                                        $1,409,732

Reimbursement of other syndication costs                                                               $31,547            241,832

Acquisition  fees  equal to 3% (3.25%  prior to July 1,  1995) of the  equipment purchase price, for evaluating and selecting equipment to be acquired (not to
exceed approximately 4.5% of Gross Proceeds, included in investment in leases)                               -          1,066,168

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                                       363,186            276,360

Administrative costs reimbursed to General Partner                                                      98,526            116,780
                                                                                              ----------------- ------------------
                                                                                                      $493,259         $3,110,872
                                                                                              ================= ==================


6. Partner's capital:

As  of  March  31,  1996,   12,500,050  Units  ($125,000,500)  were  issued  and
outstanding.

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

                                 MARCH 31, 1997
                                   (Unaudited)


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

At March 31, 1997, the Partnership had $14,500,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 1997, the Partnership's primary activity was engaging in equipment leasing activities.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on October 28, 1997.

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

Through March 31, 1997, the Partnership had borrowed $86,530,552 on a non-recourse basis. As of that date, $78,605,611 remained outstanding. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $4,323,000 as of May 1, 1997.

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

During the first quarter of 1997, the Partnership's primary source of cash was rents from operating leases. During the first quarter of 1996, the primary sources of liquidity were the proceeds of its offering of Units and funds borrowed on the line of credit or on a non-recourse basis.

Cash from operating activities was almost entirely from operating lease rents in both years.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash. They were not significant relative to other sources of cash. The primary investing use of cash was the purchase of assets on operating and direct financing leases and (in 1996) initial direct costs related to those purchases.

In 1997, the only financing source of cash was proceeds of non-recourse debt. Those proceeds were used to make repayments on the line of credit. Repayments of non-recourse debt have increased compared to 1996. The increase resulted from making scheduled payments on non-recourse debt, the balances of which have increased due to borrowings over the last twelve months. Distributions have increased due to the increase in the number of Units outstanding compared to 1996.

In 1996, cash from financing sources consisted of cash received for subscriptions for Units, proceeds of non-recourse debt and borrowings under the line of credit. The purchase of lease assets was primarily funded with borrowings on this line of credit and the non-recourse debt proceeds.


Results of operations

Operations resulted in a net loss of $493,367 in 1996 and a net loss of $968,405 in 1997. The Partnership's primary source of revenues is from operating leases. Depreciation expense is directly related to operating lease assets. During the last year, there have been significant acquisitions of operating lease assets. This has given rise to the increase in depreciation expense and to the increase in operating lease revenues.

From April 1996 through March 1997, the Partnership borrowed approximately $67,867,000 on non-recourse debt. This has led to the increase in interest expense from $767,632 in 1996 to $2,135,295 in 1997.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                 (a) Documents filed as a part of this report

                   1. Financial Statements

                      Included in Part I of this report:

                      Balance Sheets, March 31, 1997 and December 31, 1996.

                      Statement of changes in partners' capital for the three months ended March 31, 1997.

                      Statements of operations for the three month periods ended March 31, 1997 and 1996.

                      Statements of cash flows for the three month periods ended March 31, 1997 and 1996.

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

Date:
May 12, 1997

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



                                 By: ATEL Financial Corporation
                                     General Partner of Registrant




                           By:   /s/ A. J. Batt
                              -----------------------------------
                               A. J. Batt
                               President and Chief Executive Officer
                               of General Partner




                           By:   /s/ Dean L. Cash
                              -----------------------------------
                                  Dean L. Cash
                               Executive Vice President
                               of General Partner




                           By: /s/ F. Randall Bigony
                              -----------------------------------
                               F. Randall Bigony
                               Principal financial officer
                               of registrant




                           By: /s/ Donald E. Carpenter
                              -----------------------------------
                               Donald E. Carpenter
                               Principal accounting
                               officer of registrant