Form 10-Q
period 1997-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 1997-08-14
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended June 30, 1997

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

                                    Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                     ASSETS

                                                   1997               1996
                                                   ----               ----
Cash and cash equivalents                           $661,643        $1,123,336

Accounts receivable                                9,166,630         6,198,258

Investments in leases                            172,289,921       185,510,097
                                           ------------------ -----------------
Total assets                                    $182,118,194      $192,831,691
                                           ================== =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $86,172,114       $80,789,732

Line of credit                                     6,000,000        15,598,257

Accounts payable:
   General Partner                                   185,528            45,070
   Equipment purchases                               441,852           638,379
   Other                                             327,330           415,008

Accrued interest payable                           3,227,826         1,746,206

Unearned operating lease income                      644,145           397,883
                                           ------------------ -----------------
Total liabilities                                 96,998,795        99,630,535

Partners' capital:
     General Partner                                (199,372)         (118,690)
     Limited Partners                             85,318,771        93,319,846
                                           ------------------ -----------------
Total partners' capital                           85,119,399        93,201,156
                                           ------------------ -----------------
Total liabilities and partners' capital         $182,118,194      $192,831,691
                                           ================== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                                      Six Months                         Three Months
                                                                    Ended June 30,                      Ended June 30,
                                                                    --------------                      --------------
                                                                 1997             1996              1997               1996
                                                                 ----             ----              ----               ----
Revenues:
Leasing activities:
   Operating lease revenues                                     $17,658,555       $9,500,698         $8,857,827        $5,508,771
   Direct financing leases                                          125,600          110,218             60,359            53,907
   Gain on sales of assets                                           60,113            9,380            49,308              3,856
Interest income                                                      13,680           38,926              7,808            22,640
Other                                                                 1,467            1,965               (498)              637
                                                           ----------------- ---------------- ------------------ -----------------
                                                                 17,859,415        9,661,187          8,974,804         5,589,811
Expenses:
Depreciation and amortization                                    13,776,065        7,438,946          6,816,305         4,136,863
Interest                                                          4,292,369        1,919,915          2,157,074         1,152,283
Equipment and incentive management fees                             698,428          421,628            335,242           145,268
Other                                                               429,575          141,343            240,208           124,034
Administrative cost reimbursements                                  190,972          280,394             92,446           163,614
Provision for losses                                                178,594           96,599             89,748            55,885
Professional fees                                                    47,844          123,552             29,808            79,687
                                                           ----------------- ---------------- ------------------ -----------------
                                                                 19,613,847       10,422,377          9,760,831         5,857,634
                                                           ----------------- ---------------- ------------------ -----------------
Net loss                                                        ($1,754,432)       ($761,190)         ($786,027)        ($267,823)
                                                           ================= ================ ================== =================
Net loss:
     General partner                                               ($17,544)         ($7,612)           ($7,860)          ($2,678)
     Limited partners                                            (1,736,888)        (753,578)          (778,167)         (265,145)
                                                           ----------------- ---------------- ------------------ -----------------
                                                                ($1,754,432)       ($761,190)         ($786,027)        ($267,823)
                                                           ================= ================ ================== =================
Weighted average number of units
   outstanding                                                   12,500,050        7,800,111         12,500,050         8,559,764

Net loss per limited partnership unit                                ($0.14)          ($0.10)            ($0.06)           ($0.03)



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1997

                                   (Unaudited)

                                                                            Limited Partners       General
                                                                Units            Amount            Partner            Total

Balance December 31, 1996                                        12,500,050      $93,319,846          ($118,690)      $93,201,156
Other syndication costs to affiliates                                                (41,174)                 -           (41,174)
Distributions to partners                                                         (6,223,013)           (63,138)       (6,286,151)
Net loss                                                                          (1,736,888)           (17,544)       (1,754,432)
                                                           ----------------- ---------------- ------------------ -----------------
Balance June 30, 1997                                            12,500,050      $85,318,771          ($199,372)      $85,119,399
                                                           ================= ================ ================== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996


                                                                      Six Months                         Three Months
                                                                    Ended June 30,                      Ended June 30,
                                                                    --------------                      --------------
                                                                 1997             1996              1997               1996
                                                                 ----             ----              ----               ----

Operating activities:
Net loss                                                        ($1,754,432)       ($761,190)         ($786,027)        ($267,823)
Adjustments to reconcile net loss to net cash
   provided by operations
   Depreciation and amortization                                 13,776,065        7,438,946          6,816,305         4,136,863
   Gain on sales of assets                                          (60,113)          (9,380)          (49,308)            (3,856)
   Provision for losses                                             178,594           96,599             89,748            55,885
Changes in operating assets and liabilities:
      Accounts receivable                                        (2,968,372)        (684,467)        (3,025,544)       (1,567,815)
      Accounts payable, general partner                             140,458          (50,540)            25,500           136,873
      Accounts payable, other                                       (87,678)          86,597              8,757           (91,853)
      Accrued interest expense                                    1,481,620           69,514          1,208,244           264,681
      Unearned lease income                                         246,262          (87,367)            52,987          (209,381)
                                                           ----------------- ---------------- ------------------ -----------------

Net cash provided by operating activities                        10,952,404        6,098,712          4,340,662         2,453,574
                                                           ----------------- ---------------- ------------------ -----------------

Investing activities:
Purchase of equipment on operating leases                        (1,338,943)     (54,863,984)          (603,733)      (21,121,597)
Reduction in net investment in direct
   financing leases                                                 299,201          236,138            150,736           119,271
Proceeds from sales of assets                                       202,660          103,247             92,805            27,322
Purchase of equipment on direct financing
   leases                                                           (33,815)        (109,416)                 -          (109,416)
Payments of initial direct costs to General
   Partner                                                                -       (1,551,040)                 -          (484,872)
Purchase of residual interests                                            -         (335,140)                 -                 -
                                                           ----------------- ---------------- ------------------ -----------------
Net cash used in investing activities                              (870,897)     (56,520,195)          (360,192)      (21,569,292)
                                                           ----------------- ---------------- ------------------ -----------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                                      Six Months                         Three Months
                                                                    Ended June 30,                      Ended June 30,
                                                                    --------------                      --------------
                                                                 1997             1996              1997               1996
                                                                 ----             ----              ----               ----
Financing activities:
Borrowings on line of credit                                        460,974       39,479,380            460,974        13,205,207
Repayment of line of credit                                     (10,059,231)     (50,496,822)        (8,960,974)      (28,180,813)
Proceeds of long-term non-recourse debt                          10,686,017       39,734,152          9,774,981        22,013,703
Repayment of long-term non-recourse debt                         (5,303,635)        (728,003)        (2,208,478)         (492,886)
Distributions to partners                                        (6,286,151)      (3,583,893)        (3,188,313)       (1,979,731)
Payment of syndication costs to General
   Partner                                                          (41,174)      (4,437,955)            (9,627)       (2,786,391)
Capital contributions contributed                                         -       30,629,290                  -        15,790,010
                                                           ----------------- ---------------- ------------------ -----------------
Net cash provided by (used in) financing
   activities                                                   (10,543,200)      50,596,149         (4,131,437)       17,569,099
                                                           ----------------- ---------------- ------------------ -----------------

Net (decrease) increase in cash and
   cash equivalents                                                (461,693)         174,666           (150,967)       (1,546,619)
Cash at beginning of period                                       1,123,336        2,074,913            812,610         3,796,198
                                                           ----------------- ---------------- ------------------ -----------------
Cash at end of period                                              $661,643       $2,249,579           $661,643        $2,249,579
                                                           ================= ================ ================== =================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                         $2,810,749       $1,850,401           $948,830        $1,082,769
                                                           ================= ================ ================== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


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

                                  JUNE 30, 1997
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                                               Expense or         Reclass-
                                        December 31,                          Amortization      ifications &         June 30,
                                            1996              Additions         of Leases       Dispositions           1997
                                            ----              ---------         ---------     - -------------          ----
Net investment in operating
   leases                                   $177,700,195         $1,142,416     ($13,150,672)         ($161,201)     $165,530,738
Net investment in direct
   financing leases                            3,442,129             33,815         (299,201)                 -         3,176,743
Assets held for sale or lease                     44,318                  -                -             18,654            62,972
Residual interests                               379,551                  -                -                  -           379,551
Reserve for losses                              (322,706)          (178,594)               -                  -          (501,300)
Initial direct costs, net of
   accumulated amortization                    4,266,610                  -         (625,393)                 -         3,641,217
                                     -------------------- ------------------ ---------------- ------------------ -----------------
                                            $185,510,097           $997,637     ($14,075,266)         ($142,547)     $172,289,921
                                     ==================== ================== ================ ================== =================

Property on operating leases consists of the following:

                                                                                               Acquisitions &        Balance
                                                             December 31,                       Dispositions         June 30,
                                                                 1996          1st Quarter       2nd Quarter           1997
                                                                 ----          -----------       -----------           ----
Transportation                                                 $101,516,495         ($67,540)                        $101,448,955
Construction                                                     32,643,774                -                           32,643,774
Manufacturing                                                    30,738,706                -                           30,738,706
Materials handling                                               18,727,504                -                           18,727,504
Office automation                                                11,352,842          538,683           $40,323         11,931,848
Miscellaneous                                                     3,683,663                -                 -          3,683,663
Communications                                                      658,185                -                 -            658,185
Medical                                                             343,409                -                 -            343,409
Food processing                                                     317,520                -                 -            317,520
                                                           ----------------- ---------------- ------------------ -----------------
                                                                199,982,098          471,143             40,323       200,493,564
Less accumulated depreciation                                   (22,281,903)      (6,631,769)        (6,049,154)      (34,962,826)
                                                           ----------------- ---------------- ------------------ -----------------
                                                               $177,700,195      ($6,160,626)       ($6,008,831)     $165,530,738
                                                           ================= ================ ================== =================

All of the property on leases was acquired in 1995, 1996 and 1997.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


3.  Investment in leases (continued):

At June 30, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                                  Direct
            Year ending       Operating         Financing
            December 31,        Leases            Leases             Total
            ------------        ------            ------             -----
                   1997        $16,206,420         $417,176        $16,623,596
                   1998         32,625,397          471,458         33,096,855
                   1999         29,544,227          231,052         29,775,279
                   2000         24,941,248          170,983         25,112,231
                   2001         15,548,120          105,538         15,653,658
             Thereafter         34,015,320          592,560         34,607,880
                          ----------------- ---------------- ------------------
                              $152,880,732       $1,988,767       $154,869,499
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

Future minimum principal payments of non-recourse debt are as follows:

             Year ending
            December 31,      Principal         Interest            Total
            ------------      ---------         --------            -----
                   1997         $8,519,973       $2,615,677        $11,135,650
                   1998         16,123,942        7,792,128         23,916,070
                   1999         18,005,658        4,912,475         22,918,133
                   2000         15,298,516        3,495,033         18,793,549
                   2001          8,155,658        2,368,177         10,523,835
             Thereafter         20,068,367        7,225,579         27,293,946
                          ----------------- ---------------- ------------------
                               $86,172,114      $28,409,069       $114,581,183
                          ================= ================ ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                                    1997               1996
                                                                                                    ----               ----
Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                                       $698,428          $421,628

Reimbursement of administrative costs                                                                   190,972           280,394

Reimbursement of other syndication costs                                                                 41,174         1,528,172

Selling commissions (equal to 9.5% of the selling price of the Limited Partnership
units, deducted from Limited Partners' capital)                                                               -         2,909,783

Acquisition  fees equal to 3.0% of the equipment  purchase price, for evaluating and selecting equipment to be acquired (not to exceed approximately 4.5% of
Gross Proceeds, included in property on operating leases).                                                    -         1,551,040
                                                                                              ------------------ -----------------
                                                                                                       $930,574        $6,691,017
                                                                                              ================== =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


6. Partner's capital:

As  of  June  30,  1997,   12,500,050  Units   ($125,000,500)  were  issued  and
outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 23, 1994 and its offering was concluded on November 23, 1996. The Fund is authorized to issue up to 12,500,050 Units, including the 50 Units issued to the initial limited partners.

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

At June 30, 1997, the Partnership had $6,000,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1997.


8.  Commitments:

As of June 30, 1997, the Partnership had outstanding commitments to purchase lease equipment totaling approximately $3,784,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first and second quarters of 1996, the Partnership's primary activities were raising funds through its offering of Limited Partnership Units (Units) and engaging in equipment leasing activities. As of November 23, 1996, the Partnership had received and accepted subscriptions for 12,500,000 Units ($125,000,000) and the Partnership's offering was closed. During the first half of 1997, the Partnership's primary activity was engaging in equipment leasing activities.

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

As of June 30, 1997, the Partnership had borrowed $96,305,533 with a remaining unpaid balance of $86,172,114. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $3,784,000 as of June 30, 1997.

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

Cash Flows, 1997 vs. 1996:

Six months:

In 1997, the Partnership's primary source of cash was rents from operating leases. Cash provided by operations increased by $4,853,692 (from $6,098,712 in 1996 to $10,952,404 in 1997). This increase was due to an increase of $8,157,857 in operating lease rents.

The only sources of cash from investing activities were direct financing lease rents and proceeds from sales of lease assets. Neither of these was significant compared to operating sources of cash.

The Partnership's most significant source of cash from financing activities in 1997 was proceeds of non-recourse debt. The proceeds of this debt were used to make payments on the Partnership's line of credit. In 1996, the proceeds of the Partnership's offering was also a significant source of cash. The offering was concluded in the fourth quarter of 1996.

Three months:

Operating lease rents were the primary source of cash from operating activities in 1997. These rents increased by $3,349,056 compared to 1996.

As noted above for the six month period, proceeds from asset sales and direct financing lease rents were the only sources of cash from investing activities in 1997 and were not significant.

The primary source of cash from financing activities in 1997 was proceeds from non-recourse debt. The proceeds of this debt were used to pay down the line of credit.


Results of operations

In 1997, operations resulted in a net loss of $1,754,432 (six months) and $786,027 (three months). Operations resulted in a net loss in 1996 of $761,190 (six months) and $267,823 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. Operating lease rents and depreciation of operating lease assets have increased compared to 1996 due to purchases of lease assets over the last year. Equipment management fees are based on the Partnership's rental revenues and have increased as revenues have increased. Incentive management fees are based on the levels of distributions to limited partners. As the number of units outstanding increased, the incentive management fee has increased. Interest expense is related to the borrowings under the line of credit and non-recourse debt and has increased because of increased debt balances compared to 1996.

As of June 30, 1996, the Partnership's offering of Units of Limited Partnership interest was continuing. Significant amounts of asset acquisitions and debt financing were also taking place. Because of these factors, the results of operations in 1996 are not comparable to 1997.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, June 30, 1997 and December 31, 1996.

                       Statements of operations for the six and three month periods ended June 30, 1997 and 1996.

                       Statement of changes in partners' capital for the six month period ended June 30, 1997.

                       Statements of cash flows for the six and three month periods ended June 30, 1997 and 1996.

                       Notes to the Financial Statements

                    2. Financial Statement Schedules.

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

Date:
August 14, 1997

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



                                 By: ATEL Financial Corporation
                                     General Partner of Registrant




                                      By:    /s/   A. J. BATT
                                             ----------------------------------
                                             A. J. Batt
                                             President and Chief Executive
                                             Officer of General Partner




                                      By:    /s/  DEAN L. CASH
                                             ----------------------------------
                                             Dean L. Cash
                                             Executive Vice President
                                             of General Partner




                                 By:  /s/  F. RANDALL BIGONY
                                     ------------------------------------------
                                     F. Randall Bigony
                                     Principal financial officer
                                     of registrant




                                 By:  /s/  DONALD E. CARPENTER
                                     ------------------------------------------
                                     Donald E. Carpenter
                                     Principal accounting
                                     officer of registrant