Form 10-Q
period 1997-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 1997-11-14
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended September 30, 1997

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                     ASSETS

                                                   1997              1996
                                                   ----              ----
Cash and cash equivalents                            $332,655        $1,123,336

Accounts receivable                                 7,489,898         6,198,258

Investments in leases                             165,426,769       185,510,097
                                             ----------------- -----------------
Total assets                                     $173,249,322      $192,831,691
                                             ================= =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $80,033,002       $80,789,732

Line of credit                                      6,750,000        15,598,257

Accounts payable:
   General Partner                                    323,976            45,070
   Equipment purchases                                441,852           638,379
   Other                                              415,247           415,008

Accrued interest payable                            3,062,757         1,746,206

Unearned operating lease income                       528,849           397,883
                                             ----------------- -----------------
Total liabilities                                  91,555,683        99,630,535
Partners' capital:
     General Partner                                 (202,361)         (118,690)
     Limited Partners                              81,896,000        93,319,846
                                             ----------------- -----------------
Total partners' capital                            81,693,639        93,201,156
                                             ----------------- -----------------
Total liabilities and partners' capital          $173,249,322      $192,831,691
                                             ================= =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1997
                                   (Unaudited)




                                                                  Nine Months Ended                    Three Months Ended
                                                                    September 30,                        September 30,
                                                                    -------------                        -------------
                                                                1997              1996               1997              1996
                                                                ----              ----               ----              ----
Revenues:
   Leasing activities:
      Operating leases                                          $26,544,273      $15,880,432         $8,885,718        $6,379,734
      Direct financing leases                                       187,966          164,221             62,366            54,003
      Gain (loss) on sales of assets                                 27,454         (103,256)           (32,659)         (112,636)
Interest                                                             16,956           47,295              3,276             8,369
Other                                                                 6,847           69,411              5,380            67,446
                                                          ------------------ ----------------  ----------------- -----------------
                                                                 26,783,496       16,058,103          8,924,081         6,396,916
Expenses:
Depreciation and amortization                                    20,562,503       12,099,732          6,786,438         4,660,786
Interest expense                                                  5,941,242        3,351,933          1,648,873         1,432,018
Administrative cost reimbursements to General
   Partner                                                          330,520          509,538            139,548           229,144
Equipment and incentive management fees to
   General Partner                                                1,129,257          722,337            430,829           300,709
Other                                                               616,231          370,774            186,656           229,431
Professional fees                                                    78,417          177,836             30,573            54,284
Provision for losses                                                178,594          160,599                  -            64,000
                                                          ------------------ ----------------  ----------------- -----------------
                                                                 28,836,764       17,392,749          9,222,917         6,970,372
                                                          ------------------ ----------------  ----------------- -----------------
Net loss                                                        ($2,053,268)     ($1,334,646)         ($298,836)        ($573,456)
                                                          ================== ================  ================= =================


Net loss:
   General Partner                                                  (20,533)         (13,346)            (2,988)           (5,735)
   Limited Partners                                              (2,032,735)      (1,321,300)          (295,848)         (567,721)
                                                          ------------------ ----------------  ----------------- -----------------
                                                                ($2,053,268)     ($1,334,646)         ($298,836)        ($573,456)
                                                          ================== ================  ================= =================


Net loss per Limited Partnership Unit                                ($0.16)          ($0.15)            ($0.02)           ($0.06)

Weighted average number of Units outstanding                     12,500,050        8,570,592         12,500,050        10,097,070

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1997

                                   (Unaudited)

                                                                       Limited Partners           General
                                                                Units            Amount            Partner            Total
                                                                -----            ------            -------            -----
Balance December 31, 1996                                        12,500,050      $93,319,846          ($118,690)      $93,201,156
Other syndication costs to affiliates                                                (41,174)                 -           (41,174)
Distributions to partners                                                         (9,349,937)           (63,138)       (9,413,075)
Net loss                                                                          (2,032,735)           (20,533)       (2,053,268)
                                                          ------------------ ----------------  ----------------- -----------------
Balance September 30, 1997                                       12,500,050      $81,896,000          ($202,361)      $81,693,639
                                                          ================== ================  ================= =================




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1997


                                                                  Nine Months Ended                    Three Months Ended
                                                                    September 30,                        September 30,
                                                                    -------------                        -------------
                                                                1997              1996               1997              1996
                                                                ----              ----               ----              ----
Operating activities:
Net loss                                                        ($2,053,268)     ($1,334,646)         ($298,836)        ($573,456)
Adjustment to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                                 20,562,503       12,099,732          6,786,438         4,660,786
   Loss (gain) on sales of assets                                   (27,454)         103,256             32,659           112,636
   Provision for losses                                             178,594          160,599                  -            64,000
   Changes in operating assets and liabilities:
      Accounts receivable                                        (1,291,640)        (531,146)         1,676,732           153,321
      Accounts payable, General Partner                             278,906         (653,457)           138,448          (602,917)
      Accounts payable, other                                           239          778,704             87,917           692,107
      Accrued interest payable                                    1,316,551          247,792           (165,069)          178,278
      Unearned lease income                                         130,966           (8,206)          (115,296)           79,161
                                                          ------------------ ----------------  ----------------- -----------------
Net cash provided by operations                                  19,095,397       10,862,628          8,142,993         4,763,916
                                                          ------------------ ----------------  ----------------- -----------------

Investing activities:
Purchases of equipment on operating leases                       (1,338,943)     (92,069,843)                 -       (37,205,859)
Purchases of equipment on direct financing leases                   (94,469)        (368,527)           (60,654)         (259,110)
Purchases of residual value interests                                     -         (335,139)                 -                 -
Initial direct costs paid to General Partner                              -       (2,070,264)                 -          (519,224)
Reduction in net investment in direct financing
   leases                                                           452,614          367,424            153,413           131,286
Proceeds from sales of assets                                       153,956          396,557            (48,704)          293,310
                                                          ------------------ ----------------  ----------------- -----------------
Net cash used in investing activities                              (826,842)     (94,079,792)            44,055       (37,559,597)
                                                          ------------------ ----------------  ----------------- -----------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1997


                                                                  Nine Months Ended                    Three Months Ended
                                                                    September 30,                        September 30,
                                                                    -------------                        -------------
                                                                1997              1996               1997              1996
                                                                ----              ----               ----              ----
Financing activities:
Borrowings under line of credit                                   1,210,974       58,391,599            750,000        18,912,219
Repayments of borrowings under line of credit                   (10,059,231)     (62,004,518)                 -       (11,507,696)
Proceeds of non-recourse debt                                    10,686,017       62,182,581                  -        22,448,429
Repayments of non-recourse debt                                 (11,442,747)      (3,195,344)        (6,139,112)       (2,467,341)
Capital contributions received                                            -       47,249,420                  -        16,620,130
Payment of syndication costs to General Partner                     (41,174)      (6,455,989)                 -        (2,018,034)
Distributions to Partners                                        (9,413,075)      (5,940,171)        (3,126,924)       (2,356,278)
                                                          ------------------ ----------------  ----------------- -----------------
Net cash (used in) provided by financing
   activities                                                   (19,059,236)      90,227,578         (8,516,036)       39,631,429
                                                          ------------------ ----------------  ----------------- -----------------
Net (decrease) increase in cash and cash
   equivalents                                                     (790,681)       7,010,414           (328,988)        6,835,748
Cash and cash equivalents at beginning of
   period                                                         1,123,336        2,074,913            661,643         2,249,579
                                                          ------------------ ----------------  ----------------- -----------------
Cash and cash equivalents at end of period                         $332,655       $9,085,327           $332,655        $9,085,327
                                                          ================== ================  ================= =================


Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                         $5,941,242       $3,351,933         $1,648,873        $2,990,293
                                                          ================== ================  ================= =================

Supplemental schedule of non-cash transactions:

Operating lease assets reclassified to equipment
   held for lease                                                                 $1,360,763                             $729,071
Less accumulated depreciation                                                       (282,137)                            (269,686)
                                                                             ================                    =================
                                                                                  $1,078,626                             $459,385
                                                                             ================                    =================







                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                           Balance                             Expense or          Reclass-          Balance
                                         December 31,                         Amortization       ifications &     September 30,
                                             1996             Additions         of Leases        Dispositions          1997
                                             ----             ---------         ---------        ------------          ----
Net investment in operating
   leases                                   $177,700,195         $1,142,416      (19,646,522)          (356,348)     $158,839,741
Net investment in direct financing
   leases                                      3,442,129             94,469         (452,614)                 -         3,083,984
Equipment held for sale or lease                  44,318                  -                -            229,846           274,164
Residual interests                               379,551                  -                -                  -           379,551
Initial direct costs, net of
   accumulated amortization of
   $933,369 in 1996 and
   $2,094,732 in 1997                          4,266,610                  -         (915,981)                 -         3,350,629
Reserve for losses                              (322,706)          (178,594)               -                  -          (501,300)
                                      ------------------- ------------------ ----------------  ----------------- -----------------
                                            $185,510,097         $1,058,291     ($21,015,117)         ($126,502)     $165,426,769
                                      =================== ================== ================  ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                           Balance                                                                   Balance
                                         December 31,     Acquisitions, Dispositions & Reclassifications          September 30,
                                             1996            1st Quarter       2nd Quarter       3rd Quarter           1997
                                             ----            -----------       -----------       -----------           ----
Transportation                              $101,516,495           ($67,540)                          ($797,703)     $100,651,252
Construction                                  32,643,774                  -                             (35,263)       32,608,511
Materials handling                            30,738,706                  -                              (7,271)       30,731,435
Manufacturing                                 18,727,504                  -                                   -        18,727,504
Office automation                             11,352,842            538,683          $40,323            224,011        12,155,859
Miscellaneous                                  3,683,663                  -                -                  -         3,683,663
Communications                                   658,185                  -                -                  -           658,185
Medical                                          343,409                  -                -                  -           343,409
Food processing                                  317,520                  -                -                  -           317,520
                                      ------------------- ------------------ ----------------  ----------------- -----------------
                                             199,982,098            471,143           40,323           (616,226)      199,877,338
Less accumulated depreciation                (22,281,903)        (6,631,769)      (6,049,154)        (6,074,771)      (41,037,597)
                                      ------------------- ------------------ ----------------  ----------------- -----------------
                                            $177,700,195        ($6,160,626)     ($6,008,831)       ($6,690,997)     $158,839,741
                                      =================== ================== ================  ================= =================

All of the property on leases was acquired in 1995, 1996 and 1997.

At September 30, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                                       Direct
                                       Operating      Financing
                                         Leases        Leases         Total
                                         ------        ------         -----
Three months ending December 31, 1997    $7,291,420     $212,018     $7,503,438
        Year ending December 31, 1998    31,859,496      485,178     32,344,674
                                 1999    28,711,809      244,772     28,956,581
                                 2000    24,941,248      184,703     25,125,951
                                 2001    15,548,120      119,258     15,667,378
                           Thereafter    34,015,320      606,280     34,621,600
                                      -------------- ------------ --------------
                                       $142,367,413   $1,852,209   $144,219,622
                                      ============== ============ ==============


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.33% to 12.23%.

Future minimum principal payments of non-recourse debt as of September 30, 1997 are as follows:

                                       Principal      Interest        Total
                                       ---------      --------        -----
Three months ending December 31, 1997   $2,380,861      $805,419     $3,186,280
        Year ending December 31, 1998   16,123,942     7,792,128     23,916,070
                                 1999   18,005,658     4,912,475     22,918,133
                                 2000   15,298,516     3,495,033     18,793,549
                                 2001    8,155,658     2,368,177     10,523,835
                           Thereafter   20,068,367     7,225,580     27,293,947
                                      ------------- ------------- --------------
                                       $80,033,002   $26,598,812   $106,631,814
                                      ============= ============= ==============

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                                     1997              1996
                                                                                                     ----              ----
Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                                     $1,129,257          $722,337

Administrative cost reimbursements to General Partner                                                   330,520           509,538

Reimbursement of other syndication costs                                                                 41,174         2,235,277

Selling commissions (equal to 9.5% of the selling price of the Limited Partnership
units, deducted from Limited Partners' capital)                                                               -         4,472,078

Acquisition fees equal to 3% of the equipment purchase price, for evaluating and selecting equipment to be acquired (not to exceed approximately 4.5% of
Gross Proceeds, included in property on operating leases).                                                    -         1,722,725
                                                                                               ----------------- -----------------
                                                                                                     $1,500,951        $9,661,955
                                                                                               ================= =================


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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


6. Partner's capital:

As of  September  30, 1997,  112,500,050  Units  ($125,000,500)  were issued and outstanding. The Fund is authorized to issue up to 12,500,050 Units, including the 50 Units issued to the initial limited partners.

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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on October 28, 1998. The agreement includes an acquisition facility to be used by the Partnership and Affiliates to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases.

At September 30, 1997, the Partnership had $6,750,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1997.


8.  Commitments:

As of September 30, 1997, the Partnership had outstanding commitments to purchase lease equipment totaling approximately $10,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 1997, the Partnership's primary activity was equipment acquisition, leasing and sales activities. During the first three quarters of 1996, the Partnership's primary activities were raising funds through its offering of Limited Partnership Units (Units) and engaging in equipment leasing activities.

The Partnership's primary source of liquidity during the first nine months of 1997 was lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees which consist primarily of fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on October 28, 1998.

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

As of September 30, 1997, the Partnership had borrowed $96,305,533 with a remaining unpaid balance of $80,033,002. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $10,000 as of September 30, 1997.

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

1997 vs. 1996:

In 1997, lease rents were the Partnership's primary source of cash. During the first three quarters of 1996, the Partnership's primary sources of liquidity were the proceeds of its offering of Units, proceeds of non-recourse debt and funds borrowed on the line of credit.

In both years, cash from operating activities was almost entirely from operating lease rents.

Proceeds from the sales of assets and direct financing lease rents were the only investing sources of cash and were not significant. The primary investing use of cash was the purchase of assets on operating and direct financing leases.

In 1997, financing sources of cash consisted of borrowings on the line of credit and proceeds of non-recourse debt. Non-recourse debt proceeds were used to repay outstanding balances on the line of credit. In 1996, cash from financing sources consisted of borrowings under the line of credit. The borrowings under the line of credit were used to fund lease asset acquisitions and payments on the line were made from capital contributions received and proceeds of non-recourse debt.


Results of operations

Operations resulted in a net loss of $1,334,646 for the nine months ended September 30, 1996 compared to $2,053,268 in 1997. Operations resulted in a net loss of $573,456 in 1996 compared to $298,836 in 1997 for the three month periods. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods although the amounts are expected to increase as a result of additional equipment acquisitions. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods although at a higher amount. Equipment management fees are based on the Partnership's rental revenues and are expected to increase in relation to expected increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. As the effective distribution rate increases and as the number of units outstanding increases (as a result of the continuing offering of such units), the incentive management fee is expected to increase.

During 1996, the Partnership was raising equity through its public offering and was entering into significant lease transactions and significant purchases of related equipment. At September 30, 1996 both of these activities were continuing. The offering was concluded in the fourth quarter of 1996 and the majority of equipment acquisitions were also completed in 1996. As a result, operations in 1997 are not comparable to 1996.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

         (a) Documents filed as a part of this report

           1. Financial Statements

              Included in Part I of this report:

              Balance  Sheets,  September  30, 1997 and  December 31,
              1996.

              Statement of changes in partners' capital for the nine month period ended September 30, 1997.

              Statements of operations for the nine and three month periods ended September 30, 1997 and 1996.

              Statements of cash flows for the nine and three month periods ended September 30, 1997 and 1996.

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

Date:
November 12, 1997

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



                                  By: ATEL Financial Corporation
                                      General Partner of Registrant




                         By:   /s/   A. J. BATT
                              --------------------------------------------------
                              A. J. Batt
                              President and Chief Executive Officer of
                              General Partner




                         By:   /s/  DEAN L. CASH
                              --------------------------------------------------
                              Dean L. Cash
                              Executive Vice President of General Partner





      By:  /s/  F. RANDALL BIGONY
          -------------------------------------------------------
          F. Randall Bigony
          Principal financial officer of registrant





      By:  /s/  DONALD E. CARPENTER
          -------------------------------------------------------
          Donald E. Carpenter
          Principal accounting officer of registrant