Form 10-K
period 1997-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 1998-03-31
CIK 927569

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1997
                                                 OR
           |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

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

The Partnership only purchases equipment for which a lease exists or for which a lease will be entered into at the time of the purchase. During early 1997, the Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. As noted above, however, it intends to continue to invest any cash flow in excess of certain amounts required to be distributed to the Limited Partners in additional items of leased equipment through December 31, 2002.

As of December 31, 1997, the Partnership had purchased equipment with a total acquisition price of $208,275,158.

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

During 1997, 1996 and 1995 certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                                1997  1996  1995
                                                                ----  ----  ----
         Lessee                     Type of Equipment
Consolidated Rail Corporation       Locomotives & intermodal
                                    containers                  10%    14%   *
NEC Electronics                     Semiconductor manufacturing 10%     *    *
The Atchison, Topeka and Santa Fe
   Railroad Company                 Containers & Chassis         *      *   17%
Peerless Eagle Coal Company         Construction Equipment       *      *   11%

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

Equipment Leasing Activities:

Through December 31, 1997, the Partnership has disposed of certain leased assets as set forth below:

                        Original
                    Equipment Cost,                         Excess of
Type of                 Excluding                           Rents Over
Equipment          Acquisition Fees      Sale Price         Expenses *
---------          ----------------      ----------         ----------
Transportation           $1,088,875           $517,851         $391,655
Office automation           738,620             89,403          703,990
Containers                  150,304            160,523           18,611
Railcars                    195,209            191,303           14,316
Printers                     12,142             12,179            1,662
                    ----------------  -----------------  ---------------
                         $2,185,150           $971,259       $1,130,235
                    ================  =================  ===============

* Includes only those expenses directly related to the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1997 and the industries to which the assets have been leased.

                                       Purchase price excluding  Percentage of total
       Asset types                          acquisition fees         acquisitions
       -----------                          ----------------         ------------
Transportation, rail cars                       $39,275,195                   18.86%
Manufacturing                                    30,469,834                   14.63%
Transportation, other                            24,476,511                   11.75%
Materials handling                               24,043,881                   11.54%
Railroad locomotives                             22,353,332                   10.73%
Transportation, intermodal containers            21,694,688                   10.42%
Mining equipment                                 18,557,225                    8.91%
Office automation                                13,824,024                    6.64%
Construction                                      9,259,221                    4.45%
Other                                             4,321,247                    2.07%
                                            ----------------        ----------------
                                               $208,275,158                  100.00%
                                            ================        ================

                                       Purchase price excluding  Percentage of total
   Industry of lessee                       acquisition fees         acquisitions
   ------------------                       ----------------         ------------
Transportation, rail                            $55,950,904                   26.86%
Electronics manufacturing                        29,030,626                   13.94%
Business services                                28,360,969                   13.62%
Mining                                           24,793,242                   11.90%
Transportation, other                            23,217,066                   11.15%
Manufacturing, other                             18,922,229                    9.09%
Oil & gas                                        16,535,633                    7.94%
Other                                             6,182,198                    2.97%
Communications                                    5,282,291                    2.53%
                                            ----------------        ----------------
                                               $208,275,158                  100.00%
                                            ================        ================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1997, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partner's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future.

Holders

As of December 31, 1997, a total of 6,401 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The rate for monthly distributions from 1997 operations was $0.0833 per Unit. The distributions were made in February 1997 through December 1997 and in January 1998. For each quarterly distribution (made in April, July and October 1997 and in January 1998) the rate was $0.25 per Unit. Distributions were from 1997 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

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

Holders may make the election without charge to receive distributions on a monthly basis.

The following table presents summarized information regarding distributions to Limited Partners:

                                               1997             1996            1995
                                               ----             ----            ----
Distributions of net loss                          ($0.18)          ($0.23)         ($0.19)
Return of investment                                 1.18             1.16            0.97
                                          ---------------- ---------------- ---------------
Distributions per unit                               1.00             0.93            0.78
Differences due to timing of distributions           0.00             0.07            0.22
                                          ---------------- ---------------- ---------------
Nominal distribution rates from above               $1.00            $1.00           $1.00
                                          ================ ================ ===============


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 1997, 1996, 1995 and 1994. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                                  1997             1996            1995             1994
                                                                  ----             ----            ----             ----
Gross revenues                                                $36,485,165      $25,729,470      $6,444,037               -

Net loss                                                      ($2,297,964)     ($2,210,330)      ($602,674)              -

Weighted average Limited Partner Units
   outstanding                                                 12,500,050        9,424,045       3,154,291              50

Net loss per Unit, based on weighted average
   Units outstanding                                               ($0.18)          ($0.23)         ($0.19)              -

Distributions per Unit, based on weighted average
   Units outstanding                                                $1.00            $0.93           $0.78               -

Total Assets                                                 $170,290,581     $192,831,691     $96,883,645            $600

Non-recourse Debt                                             $77,647,591      $80,789,732        $836,181               -

Total Partners' Capital                                       $78,274,435      $93,201,156     $50,576,037            $600


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

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit (which has been increased to $105,000,000 through March 31, 1998) with a financial institution that includes certain financial covenants. The line of credit expires on October 28, 1998. As of December 31, 1997, the Partnership had $8,750,000 of borrowings under this line of credit and the remaining availability was $17,754,812.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 1997, the Partnership had no commitments to purchase lease assets.

As of December 31, 1997, all cash balances consisted of amounts reserved for distributions in January 1998, generated from operations in 1997.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

The Partnership's long-term borrowings are expected to be non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner expects that aggregate borrowings in the future will be approximately 40%-50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 50% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

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


Cash Flows:

                     1997 vs. 1996:

In 1997, the Partnership's primary sources of cash were the rents from operating leases and proceeds of non-recourse debt.

Cash flows from operations increased from $13,940,220 in 1996 to $23,899,770 in 1997. The increase was due to increased operating lease rents compared to 1996.

In 1997, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. The cash flows from direct financing leases has increased due to acquisitions of lease assets in 1996 and in 1997. Uses of cash in investing activities consisted of lease assets purchases.

In 1997, sources of cash from financing activities consisted of debt proceeds (non-recourse and line of credit). Borrowings under the line of credit were used primarily to purchase lease assets. Proceeds from non-recourse debt were used to repay borrowings under the line of credit and to purchase lease assets.

Distributions to limited partners increased due to the increased number of Units outstanding in 1997 compared to 1996.

                     1996 vs. 1995

In 1996, the Partnership's primary sources of cash were the proceeds of its public offering of Limited Partnership Units (Units), proceeds of non-recourse debt and borrowings under the line of credit.

Cash flows from operations increased from $4,354,020 in 1995 to $13,940,220 in 1996. The increase was due to increased operating lease rents compared to 1995.

In 1996, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. The cash flows from direct financing leases increased due to acquisitions of lease assets in 1995 and in 1996. The Partnership's first year of operations was 1995 and in that year, there were no significant dispositions of assets. In 1996, the proceeds from sales of assets increased to $636,397 compared to $54,156 in 1995. Uses of cash in investing activities consisted of lease assets purchases and payment of related acquisition fees to an affiliate of the General Partner.

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

Distributions to limited partners increased due to the increased number of Units outstanding in 1996 compared to 1995.


Results of Operations

As of January 3, 1995, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities). There were no operations in 1994. Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed until early 1997, the results of operations in 1996 and 1995 are not comparable to 1997 and are not expected to be comparable to future periods.

                     1997 vs. 1996

Revenues in 1997 increased to $36,485,165 compared to $25,729,470 in 1996. Almost all of the Partnership's revenues are generated from operating leases. These rents have increased as a result of 1996 asset acquisitions contributing a full year's revenues in 1997 compared to only a part of 1996.

Depreciation and interest are the most significant Partnership expenses. Depreciation expense is directly related to the Partnership's investment in operating leases and is therefore also directly related to the revenues generated by those assets. The 1996 acquisitions which led to 1997 revenue increases also gave rise to the 1997 increase in depreciation expense.

In 1997, the Partnership's average indebtedness was about $91,000,000 compared to about $68,000,000 in 1996. This increase in the average amount of debt carried by the Partnership led to the $2,220,283 increase in interest expense compared to 1996.

Administrative costs decreased from $748,745 in 1996 to $435,759 in 1997. The decrease was related to the decrease in administrative activities which coincided with the termination of the Partnership's offering of Limited Partnership Units in November 1996.

Management fees are related to lease revenues and to the amounts of distributions to the limited partners. In 1997, both of these factors increased. Revenues increased as noted above and distributions increased as a result of the larger number of Units outstanding (on average) in 1997 compared to 1996.

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


Impact of the Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Partnership believes that it will not be required to modify or replace significant portions of its software and that the year 2000 issue will not pose significant operational problems for its computer systems. The Partnership does not expect that the costs related to the year 2000 issue will be significant. Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership. Therefore, the Partnership is communicating to these parties to ensure they are aware of the year 2000 issue, to learn how they are addressing it, and to evaluate any likely impact on the Partnership.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 21.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund VI, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                               ERNST & YOUNG LLP
San Francisco, California
February 6, 1998

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                     1997             1996
                                                     ----             ----
Cash and cash equivalents                              $739,701      $1,123,336

Accounts receivable                                  10,694,629       6,198,258

Investments in equipment and leases                 158,856,251     185,510,097
                                                ---------------- ---------------
Total assets                                       $170,290,581    $192,831,691
                                                ================ ===============




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                   $77,647,591     $80,789,732

Lines of credit                                       8,750,000      15,598,257

Accounts payable and accruals:
   General Partner                                      314,358          45,070
   Equipment purchases                                  255,252         638,379
   Other                                                415,660         415,008

Accrued interest payable                              4,108,922       1,746,206

Unearned lease income                                   524,363         397,883
                                                ---------------- ---------------
                                                     92,016,146      99,630,535

Partners' capital:
     General Partner                                   (254,015)       (118,690)
     Limited Partners                                78,528,450      93,319,846
                                                ---------------- ---------------
Total partners' capital                              78,274,435      93,201,156
                                                ---------------- ---------------
Total liabilities and partners' capital            $170,290,581    $192,831,691
                                                ================ ===============


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                              1997            1996             1995
                                                              ----            ----             ----
Revenues:

Leasing activities:
   Operating leases                                          $36,185,873     $25,480,263      $6,291,439
   Direct financing leases                                       243,423         215,650          94,398
   Gain (loss) on sales of assets                                 26,431        (107,873)          3,819
Interest income                                                   19,461          66,348          50,388
Other                                                              9,977          75,082           3,993
                                                        ----------------- --------------- ---------------
                                                              36,485,165      25,729,470       6,444,037

Expenses:

Depreciation and amortization                                 27,596,548      19,298,500       4,976,075
Interest                                                       7,993,746       5,773,463         931,651
Equipment and incentive management fees to affiliates          1,492,716       1,061,856         362,581
Other                                                            807,883         612,698         121,541
Administrative cost reimbursements to General Partner            435,759         748,745         539,009
Provision for losses and impairments                             364,852         257,814          64,892
Professional fees                                                 91,625         186,724          50,962
                                                        ----------------- --------------- ---------------
                                                              38,783,129      27,939,800       7,046,711
                                                        ----------------- --------------- ---------------
Net loss                                                     ($2,297,964)    ($2,210,330)      ($602,674)
                                                        ================================= ===============

Net loss:
   General Partner                                              ($22,980)       ($22,103)        ($6,027)
   Limited Partners                                           (2,274,984)     (2,188,227)       (596,647)
                                                        ----------------- --------------- ---------------
                                                             ($2,297,964)    ($2,210,330)      ($602,674)
                                                        ================= =============== ===============

Net loss per Limited Partnership unit                             ($0.18)         ($0.23)         ($0.19)

Weighted average number of units outstanding                  12,500,050       9,424,045       3,154,291



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                          Limited Partners     General
                                                               Units           Amount          Partner            Total
Balance December 31, 1995                                       6,269,013      $50,599,712        ($23,675)    $50,576,037

Capital contributions received                                  6,231,037       62,310,370                      62,310,370
Less selling commissions to affiliates                                          (5,919,485)                     (5,919,485)
Other syndication costs to affiliates                                           (2,762,793)                     (2,762,793)
Distributions to limited partners ($0.93 per Unit)                              (8,719,731)                     (8,719,731)
Distributions to General Partner                                                                   (72,912)        (72,912)
Net loss                                                                        (2,188,227)        (22,103)     (2,210,330)
                                                          ---------------- ---------------- --------------- ---------------
Balance December 31, 1996                                      12,500,050       93,319,846        (118,690)     93,201,156
Other syndication costs to affiliates                                              (41,174)                        (41,174)
Distributions to limited partners ($1.00 per Unit)                             (12,475,238)                    (12,475,238)
Distributions to General Partner                                                                  (112,345)       (112,345)
Net loss                                                                        (2,274,984)        (22,980)     (2,297,964)
                                                          ---------------- ---------------- --------------- ---------------
Balance December 31, 1997                                      12,500,050      $78,528,450       ($254,015)    $78,274,435
                                                          ================ ================ =============== ===============




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                               1997            1996             1995
                                                               ----            ----             ----
Operating activities:
Net loss                                                      ($2,297,964)    ($2,210,330)      ($602,674)
Adjustment to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                             27,596,548      19,298,500       4,976,075
     Provision for losses and impairments                         364,852         257,814          64,892
    (Gain) loss  on sales of assets                               (26,431)        107,873          (3,819)
     Changes in operating assets and liabilities:
         Accounts receivable                                   (4,496,371)     (4,191,555)     (2,006,703)
         Accounts payable, General Partner                        269,288      (1,233,996)      1,279,066
         Accounts payable, other                                      652         297,525         117,483
         Accrued interest payable                               2,362,716       1,515,239         230,967
         Unearned lease income                                    126,480          99,150         298,733
                                                         ----------------- --------------- ---------------
Net cash provided by operating activities                      23,899,770      13,940,220       4,354,020
                                                         ----------------- --------------- ---------------

Investing activities:
Purchases of equipment on operating leases                     (2,661,808)   (113,775,023)    (87,041,903)
Purchases of equipment on direct financing leases                 (94,469)     (1,177,807)     (2,961,829)
Purchases of residual value interests                                   -        (379,551)              -
Initial direct lease costs paid to affiliate                            -      (2,716,021)     (2,908,979)
Reduction of net investment in direct financing leases            685,665         501,623         195,884
Proceeds from sales of assets                                     406,362         636,397          54,156
                                                         ----------------- --------------- ---------------
Net cash used in investing activities                          (1,664,250)   (116,910,382)    (92,662,671)
                                                         ----------------- --------------- ---------------

Financing activities:
Capital contributions received                                          -      62,310,370      62,689,630
Payment of syndication costs to General Partner                   (41,174)     (8,682,278)     (9,026,548)
Distributions to Limited Partners                             (12,475,238)     (8,719,731)     (2,467,223)
Distributions to General Partner                                 (112,345)        (72,912)        (17,748)
Borrowings under lines of credit                                3,210,974      64,426,319      70,038,370
Repayments of borrowings under lines of credit                (10,059,231)    (87,196,734)    (31,669,698)
Proceeds of non-recourse debt                                  10,701,894      84,675,980         943,536
Repayments of non-recourse debt                               (13,844,035)     (4,722,429)       (107,355)
                                                         ----------------- --------------- ---------------
Net cash (used in) provided by financing activities           (22,619,155)    102,018,585      90,382,964
                                                         ----------------- --------------- ---------------

Net (decrease) increase in cash and cash equivalents             (383,635)       (951,577)      2,074,313
Cash and cash equivalents at beginning of period                1,123,336       2,074,913             600
                                                         ----------------- --------------- ---------------
Cash and cash equivalents at end of period                       $739,701      $1,123,336      $2,074,913
                                                         ================================= ===============

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                         $5,631,030      $4,258,224        $700,684
                                                         ================================= ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


1.  Organization and Partnership matters:

ATEL Cash Distribution Fund VI, L.P. (the Fund), was formed under the laws of the State of California on June 29, 1994, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of July 21, 1994, $100 of which represented the General Partner's (ATEL Financial Corporation's) continuing interest, and $500 of which represented the Initial Limited Partners' capital investment.

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

The Partnership's business consists of leasing various types of equipment. As of December 31, 1997, the original terms of the leases ranged from one to twenty years.

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

                                DECEMBER 31, 1997


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited)

                                                 1997             1996
                                                 ----             ----
  Financial statement basis of net assets       $78,274,435     $93,201,156
  Tax basis of net assets                        39,757,262      74,777,978
                                            ---------------- ---------------
  Difference                                    $38,517,173     $18,423,178
                                            ================ ===============

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                               1997             1996
                                               ----             ----
  Net loss per financial statements           ($2,297,964)    ($2,210,330)
  Adjustment to depreciation expense          (19,855,425)    (26,173,869)
  Adjustments to lease revenues                  (601,760)        806,994
  Adjustments to other expenses                   (42,835)              -
  Provision for losses                            364,852         257,814
                                          ---------------- ---------------
  Net loss per federal tax return            ($22,433,132)   ($27,319,391)
                                          ================ ===============

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1997.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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


3. Investments in equipment and leases:

As of December 31, 1997, the Partnership's investments in equipment and leases consist of the following:

                                                                            Depreciation
                                                                             Expense or       Reclass-
                                          December 31,                      Amortization    ifications or   December 31,
                                               1996          Additions       of Leases      Dispositions         1997
                                               ----          ---------       ---------      ------------         ----
Net investment in operating leases           $177,700,195      $2,278,681     ($26,400,161)      ($764,222)   $152,814,493
Net investment in direct financing
   leases                                       3,442,129          94,469         (685,665)              -       2,850,933
Assets held for sale or lease                      44,318               -                -         384,291         428,609
Residual value interests                          379,551               -                -               -         379,551
Reserve for losses                               (322,706)       (364,852)               -               -        (687,558)
Initial direct costs, net of accumulated
   amortization of $2,366,645 in 1997
   and $1,220,992 in 1996                       4,266,610               -       (1,196,387)              -       3,070,223
                                          ---------------- --------------- ---------------- --------------- ---------------
                                             $185,510,097      $2,008,298     ($28,282,213)      ($379,931)   $158,856,251
                                          ================ =============== ================ =============== ===============

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following as of December 31, 1996, additions and dispositions during 1997 and as of December 31, 1997:

                                                                        Reclass-
                                    December 31,                      ifications or   December 31,
                                         1996          Additions      Dispositions         1997
                                         ----          ---------      ------------         ----
Transportation                         $101,516,495                      ($1,429,471)   $100,087,024
Construction                             32,643,774                                -      32,643,774
Manufacturing                            30,738,706                                -      30,738,706
Materials handling                       18,727,504                          (16,696)     18,710,808
Office automation                        11,352,842       $2,278,681        (563,411)     13,068,112
Miscellaneous                             3,683,663                -               -       3,683,663
Communications                              658,185                -               -         658,185
Medical                                     343,409                -               -         343,409
Food processing                             317,520                -               -         317,520
                                    ---------------- ---------------- --------------- ---------------
                                        199,982,098        2,278,681      (2,009,578)    200,251,201
Less accumulated depreciation           (22,281,903)     (26,400,161)      1,245,356     (47,436,708)
                                    ---------------- ---------------- --------------- ---------------
                                       $177,700,195     ($24,121,480)      ($764,222)   $152,814,493
                                    ================ ================ =============== ===============

Direct financing leases:

As of December 31, 1997 and 1996, investment in direct financing leases consists of railroad tank cars and various office automation equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1997:

                                                                    1997            1996
                                                                    ----            ----
Total minimum lease payments receivable                             $1,853,748      $2,620,307
Estimated residual values of leased equipment (unguaranteed)         1,483,554       1,452,053
                                                              ----------------- ---------------
Investment in direct financing leases                                3,337,302       4,072,360
Less unearned income                                                  (486,369)       (630,231)
                                                              ----------------- ---------------
Net investment in direct financing leases                           $2,850,933      $3,442,129
                                                              ================= ===============

All of the property on leases was acquired in 1997, 1996 and 1995.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


3.  Investments in equipment and leases (continued):

At December 31, 1997, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                        Direct
      Year ending      Operating       Financing
     December 31,       Leases          Leases           Total

              1998      $28,322,056        $546,194      $28,868,250
              1999       24,652,930         305,789       24,958,719
              2000       20,243,198         245,719       20,488,917
              2001       12,995,731         149,766       13,145,497
              2002        4,909,149         112,480        5,021,629
        Thereafter       21,192,554         493,800       21,686,354
                    ---------------- --------------- ----------------
                       $112,315,618      $1,853,748     $114,169,366
                    ================ =============== ================


4.  Non-recourse debt:

At December 31, 1997, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.37% to 14.98%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1997, the carrying value of the pledged assets is approximately $89,912,648. The notes mature from 1997 through 2016.

Future minimum payments of non-recourse debt are as follows:

              Year ending
             December 31,      Principal        Interest          Total

                       1998     $16,122,984       $7,791,846     $23,914,830
                       1999      18,004,634        4,912,259      22,916,893
                       2000      15,297,422        3,494,887      18,792,309
                       2001       8,154,489        2,368,107      10,522,596
                       2002       5,012,964        1,720,382       6,733,346
                 Thereafter      15,055,098        5,505,192      20,560,290
                            ---------------- ---------------- ---------------
                                $77,647,591      $25,792,673    $103,440,264
                            ================ ================ ===============

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 1997, 1996 and 1995:

                                                                                      1997            1996             1995
                                                                                      ----            ----             ----
Incentive  management  fees  (computed  as 3.25% (4%  prior to July 1,  1995) of distributions  of cash from  operations,  as defined in the Limited  Partnership
Agreement) and equipment  management fees (computed as 3.5% (5% prior to July 1,
1995) of gross  revenues  from  operating  leases,  as  defined  in the  Limited
Partnership Agreement plus 2% of gross revenues from full payout leases, as
defined in the Limited Partnership Agreement).                                        $1,492,716      $1,061,856        $362,581

Administrative costs reimbursed to General Partner                                       435,759         748,745         539,009

Selling commissions (equal to 9.5% of the selling price of the
Limited Partnership units, deducted from Limited Partners' capital)                            -       5,919,485       5,955,515

Reimbursement of other syndication costs                                                       -       2,762,793       3,071,033

Acquisition  fees  equal to 3% (3.25%  prior to July 1,  1995) of the  equipment purchase  price,  for evaluating and selecting  equipment to be acquired (not to exceed approximately 4.5% of Gross
Proceeds, included in investment in leases)                                                    -       2,716,021       2,908,979
                                                                                ----------------- --------------- ---------------
                                                                                      $1,928,475     $13,208,900     $12,837,117
                                                                                ================= =============== ===============

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


6.  Partners' capital:

As of December 31, 1997, 12,500,050 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Fund's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Fund is authorized to issue up to 12,500,000 Units, in addition to those issued to the Initial Limited Partners.

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

As of December 31, 1997, 1996 and 1995 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                     1997    1996    1995
                                     ----    ----    ----
  Rail transportation                21%      27%    36%
  Electronics manufacturing          14%       *      *
  Other transportation services      12%      12%    18%
  Business services                  11%      11%     *
  Oil and gas                         *        *     13%
  * Less than 10%.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


7. Concentration of credit risk and major customers (continued):

During 1997, two customers each comprised 10% of the Partnership's revenues from leases. During 1996, one customer comprised 14% of the Partnership's revenues from leases. During 1995, two customers comprised 17% and 11% of the Partnership's revenues from leases.


8.  Lines of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement (which has been increased to $105,000,000 through March 31, 1998) with a group of financial institutions which expires on October 28, 1998. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

During 1997, the Partnership borrowed $3,210,974 under the line of credit. Repayments on the line of credit were $10,059,231 during 1997 and $8,750,000 remained outstanding as of December 31, 1997. At December 31, 1997, the rates on such borrowings varied from 7.47% to 8.5%.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1997. At December 31, 1997, $17,754,812 was available under this agreement.


9. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


9. Fair value of financial instruments (continued):

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1997 is $80,459,283.

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

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt                 Chairman of the Board of Directors of ACG, AFC, ALC,
                           AEC, AIS and ASC; President and Chief Executive
                           Officer of ACG, AFC and AEC

Dean L. Cash               Director, Executive Vice President and Chief
                           Operating Officer of ACG, AFC, and AEC; Director,
                           President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony          Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter        Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais            General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock         Director of Asset Management of AEC

Russell H. Wilder          Vice President - Credit of AEC

John P. Scarcella          Vice President of ASC

A. J. Batt, age 61, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 47, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 40, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation - Bay Area Chapter.

Donald E. Carpenter, age 49, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 39, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr.
Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 34, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation ("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Russell H. Wilder, age 43, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 36, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their Affiliates. The amount of such remuneration paid for the years ended December 31, 1997, 1996 and 1995 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.

Selling Commissions

The Partnership will pay selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the General Partner. Of this amount, the majority is expected to be reallowed to other broker/dealers.

Through December 31, 1997, $11,875,000 of such commissions had been either accrued or paid to the General Partner or its affiliates. Of that amount, $10,163,554 was reallowed to other broker/dealers.

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

Through December 31, 1997, $5,625,000 of such fees (the maximum allowable amount) had been paid to the General Partner or its affiliates.

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

See Notes to the financial statements included at Item 8 of this report for amounts paid.

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

See Notes to the financial statements included at Item 8 of this report for amounts paid.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partner. See financial statements included in
Item 8, Part I of this report for amounts allocated to the General Partner in 1997, 1996 and 1995.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1997 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                      (a) Financial Statements and Schedules
                        1. Financial Statements
                           Included in Part II of this report:
                           Report of Independent Auditors

                           Balance Sheets at December 31, 1997 and 1996

                           Statements of Operations for the years ended December
                              31, 1997, 1996 and 1995

                           Statements of Changes in Partners' Capital for the
                              years ended December 31, 1997, 1996 and 1995

                           Statements of Cash Flows for the years ended December
                              31, 1997, 1996 and 1995

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

                      (b)  Reports  on Form 8-K for the  fourth  quarter of 1997
                           None

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



     Date:  3/27/1998

       ATEL Cash Distribution Fund VI, L.P.
                            (Registrant)


       By:  ATEL Financial Corporation,
            General Partner of Registrant



                      By:  /s/  A. J. Batt
                           -------------------------------------------------
                           A. J. Batt,
                           President and Chief Executive Officer of
                           ATEL Financial Corporation (General
                           Partner)




                      By:   /s/ Dean Cash
                           -------------------------------------------------
                           Dean Cash,
                           Executive Vice President of ATEL
                           Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


        SIGNATURE                            CAPACITIES             DATE



             /s/ A. J. Batt        President, chairman and chief   3/27/1998
---------------------------------- executive officer of ATEL
               A. J. Batt          Financial Corporation



              /s/ Dean Cash        Executive vice president and    3/27/1998
---------------------------------- director of ATEL Financial
                Dean Cash          Corporation



          /s/ F. Randall Bigony    Principal financial officer     3/27/1998
---------------------------------- of registrant; principal
            F. Randall Bigony      financial officer of ATEL
                                   Financial Corporation



         /s/ Donald E. Carpenter   Principal accounting officer    3/27/1998
---------------------------------- of registrant; principal
           Donald E. Carpenter     accounting officer of ATEL
                                   Financial Corporation




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