Form 10-Q
period 1998-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 1998-05-15
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the quarterly period ended March 31, 1998

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)


                                     ASSETS

                                                  1998              1997
                                                  ----              ----
Cash and cash equivalents                         $1,185,094           $739,701

Accounts receivable                                4,420,833         10,694,629

Investments in leases                            150,601,325        158,856,251
                                            ----------------- ------------------
Total assets                                    $156,207,252       $170,290,581
                                            ================= ==================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $73,997,989        $77,647,591

Lines of credit                                    2,900,000          8,750,000

Accounts payable:
   General Partner                                   222,916            314,358
   Equipment purchases                               255,252            255,252
   Other                                           1,414,949            415,660

Accrued interest payable                             393,791          4,108,922

Unearned operating lease income                    1,481,870            524,363
                                            ----------------- ------------------
Total liabilities                                 80,666,767         92,016,146
Partners' capital:
     General Partner                                (281,355)          (254,015)
     Limited Partners                             75,821,840         78,528,450
                                            ----------------- ------------------
Total partners' capital                           75,540,485         78,274,435
                                            ----------------- ------------------
Total liabilities and partners' capital         $156,207,252       $170,290,581
                                            ================= ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                1998              1997
                                                                ----              ----
Revenues:
   Leasing activities:
      Operating leases                                          $9,022,658         $8,800,728
      Direct financing leases                                       36,015             65,241
      Gain on sales of assets                                      677,397             10,805
Interest                                                            11,119              5,872
Other                                                                5,591              1,965
                                                          ----------------- ------------------
                                                                 9,752,780          8,884,611
Expenses:
Depreciation and amortization                                    6,801,704          6,959,760
Interest expense                                                 1,729,830          2,135,295
Administrative cost reimbursements to General Partner              121,773             98,526
Equipment and incentive management fees to General Partner         370,638            363,186
Other                                                              198,369            189,367
Professional fees                                                   10,190             18,036
Provision for losses                                                97,528             88,846
                                                          ----------------- ------------------
                                                                 9,330,032          9,853,016
                                                          ----------------- ------------------
Net income (loss)                                                 $422,748          ($968,405)
                                                          ================= ==================

Net income (loss):
   General Partner                                                  $4,227            ($9,684)
   Limited Partners                                                418,521           (958,721)
                                                          ----------------- ------------------
                                                                  $422,748          ($968,405)
                                                          ================= ==================

Net income (loss) per Limited Partnership Unit                       $0.03             ($0.08)
Weighted average number of Units outstanding                    12,500,050         12,500,050


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 1998
                                   (Unaudited)

                                           Limited Partners      General
                              Units             Amount           Partner             Total

Balance December 31, 1997      12,500,050       $78,528,450         ($254,015)       $78,274,435
Distributions to partners                        (3,125,131)          (31,567)        (3,156,698)
Net income                                          418,521             4,227            422,748
                         ----------------- ----------------- ----------------- ------------------
Balance March 31, 1998         12,500,050       $75,821,840         ($281,355)       $75,540,485
                         ================= ================= ================= ==================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997


                                                            1998              1997
                                                            ----              ----
Operating activities:
Net income (loss)                                             $422,748          ($968,405)
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                             6,801,704          6,959,760
   Gain on sales of assets                                    (677,397)           (10,805)
   Provision for losses                                         97,528             88,846
   Changes in operating assets and liabilities:
      Accounts receivable                                    6,273,796             57,172
      Accounts payable, General Partner                        (91,442)           114,958
      Accounts payable, other                                  999,289            (96,435)
      Accrued interest payable                              (3,715,131)           273,376
      Unearned lease income                                    957,507            193,275
                                                      ----------------- ------------------
Net cash provided by operations                             11,068,602          6,611,742
                                                      ----------------- ------------------

Investing activities:
Proceeds from sales of assets                                1,883,554            109,855
Reduction of net investment in direct financing leases         149,537            148,465
Purchases of equipment on operating leases                           -           (735,210)
Purchases of equipment on direct financing leases                    -            (33,815)
                                                      ----------------- ------------------
Net cash provided by (used in) investing activities          2,033,091           (510,705)
                                                      ----------------- ------------------

Financing activities:
Repayments of non-recourse debt                             (7,849,597)        (3,095,157)
Repayments of borrowings under line of credit               (5,850,000)        (1,098,257)
Proceeds of non-recourse debt                                4,199,995            911,036
Distributions to partners                                   (3,156,698)        (3,097,838)
Payment of syndication costs to General Partner                      -            (31,547)
                                                      ----------------- ------------------
Net cash used in financing activities                      (12,656,300)        (6,411,763)
                                                      ----------------- ------------------

Net increase (decrease) in cash and cash equivalents           445,393           (310,726)

Cash and cash equivalents at beginning of period               739,701          1,123,336
                                                      ----------------- ------------------
Cash and cash equivalents at end of period                  $1,185,094           $812,610
                                                      ================= ==================


Supplemental disclosures of cash flow information:
Cash paid during the period for interest                    $5,444,961         $1,861,919
                                                      ================= ==================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                          Balance                              Expense or        Reclassi-           Balance
                                        December 31,                          Amortization      fications or        March 31,
                                            1997             Additions         of Leases        Dispositions          1998
                                            ----             ---------         ---------      - -------------         ----
Net investment in operating
   leases                                  $152,814,493                          ($6,573,820)         ($13,435)      $146,227,238
Net investment in direct
   financing leases                           2,850,933                             (149,537)       (1,085,472)         1,615,924
Residual interests                              379,551                                    -                 -            379,551
Assets held for sale or lease                   428,609                                               (107,250)           321,359
Reserve for losses                             (687,558)          ($97,528)                -                 -           (785,086)
Initial direct costs, net of
   accumulated amortization                   3,070,223                  -          (227,884)                -          2,842,339
                                     -------------------  ----------------- ----------------- ----------------- ------------------
                                           $158,856,251           ($97,528)      ($6,951,241)      ($1,206,157)      $150,601,325
                                     ===================  ================= ================= ================= ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                 Balance                                                Balance
                               December 31,                                            March 31,
                                   1997           Additions        Dispositions          1998
                                   ----           ---------        ------------          ----
Transportation                   $100,087,024                            ($17,306)      $100,069,718
Construction                       32,643,774                                   -         32,643,774
Manufacturing                      30,738,706                                   -         30,738,706
Materials handling                 18,710,808                                   -         18,710,808
Office automation                  13,068,112                                   -         13,068,112
Miscellaneous                       3,683,663                                   -          3,683,663
Communications                        658,185                                   -            658,185
Medical                               343,409                                   -            343,409
Food processing                       317,520                                   -            317,520
                             ----------------- ----------------- ----------------- ------------------
                                  200,251,201                             (17,306)       200,233,895
Less accumulated depreciation     (47,436,708)      ($6,573,820)            3,871        (54,006,657)
                             ----------------- ----------------- ----------------- ------------------
                                 $152,814,493       ($6,573,820)         ($13,435)      $146,227,238
                             ================= ================= ================= ==================

All of the property on leases was acquired in 1995, 1996 and 1997. There were no significant dispositions of such property.

At March 31, 1998, the aggregate amounts of future minimum lease payments are as follows:

                                                  Direct
             Year ending      Operating         Financing
            December 31,        Leases            Leases            Total

                    1998        $19,018,583          $363,149       $19,381,732
                    1999         26,622,622           305,789        26,928,411
                    2000         20,557,028           245,719        20,802,747
                    2001         11,052,683           149,766        11,202,449
                    2002          4,399,504           112,480         4,511,984
              Thereafter         21,189,085           493,800        21,682,885
                           ----------------- ----------------- -----------------
                               $102,839,505        $1,670,703      $104,510,208
                           ================= ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 10.53%.


Future minimum principal payments of non-recourse debt are as follows:

            Year ending
           December 31,      Principal          Interest           Total

                   1998        $12,473,382        $2,413,583       $14,886,965
                   1999         18,004,634         4,912,259        22,916,893
                   2000         15,297,422         3,494,887        18,792,309
                   2001          8,154,489         2,368,107        10,522,596
                   2002          5,012,964         1,720,382         6,733,346
             Thereafter         15,055,098         5,505,192        20,560,290
                          ----------------- ----------------- -----------------
                               $73,997,989       $20,414,410       $94,412,399
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

                                 MARCH 31, 1998
                                   (Unaudited)


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      1998              1997
                                                                                      ----              ----
Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                        $370,638           $363,186

Reimbursement of other syndication costs                                                       -             31,547

Administrative costs reimbursed to General Partner                                       121,773             98,526
                                                                                ----------------- ------------------
                                                                                        $492,411           $493,259
                                                                                ================= ==================


6. Partner's capital:

As  of  March  31,  1998,   12,500,050  Units  ($125,000,500)  were  issued  and
outstanding.

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

                                 MARCH 31, 1998
                                   (Unaudited)


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

At March 31, 1998, the Partnership had $2,900,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 1998, the Partnership's primary activity was engaging in equipment leasing activities.

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

Through March 31, 1998, the Partnership had borrowed $100,521,405 on a non-recourse basis. As of that date, $73,997,989 remained outstanding. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of March 31, 1998, there were no such commitments.

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

Cash Flows

During the first quarters of 1998 and 1997, the Partnership's primary source of cash was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both years.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash. The primary investing use of cash in 1997 was the purchase of assets on operating leases.

In 1998 and 1997, the only financing source of cash was proceeds of non-recourse debt. Those proceeds were used to make repayments on the line of credit. Repayments of non-recourse debt have increased compared to 1997. The increase resulted from making scheduled payments on non-recourse debt, the balances of which have increased due to borrowings over the last twelve months.


Results of operations

Operations resulted in a net income of $422,748 in 1998 compared to a net loss of $968,405 in 1997. The Partnership's primary source of revenues is from operating leases. Depreciation expense is directly related to operating lease assets. During 1997, there were significant acquisitions of operating lease assets. This has given rise to the increase in depreciation expense and to the increase in operating lease revenues compared to the first quarter of 1997.

Almost all of the gains recognized on the sales of lease assets resulted from the sale of rail tank cars. The assets had been carried as direct financing lease assets and had been leased to IMC Fertilizer.

Interest expense has been reduced due to scheduled payments on the Partnership's non-recourse debt and due to reductions of the amounts borrowed under the line of credit. Debt has been reduced from a total of $96,387,989 at December 31, 1996 to $76,897,989 at March 31, 1998.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                 (a) Documents filed as a part of this report

                   1. Financial Statements

                      Included in Part I of this report:

                      Balance Sheets, March 31, 1998 and December 31, 1997.

                      Statement  of changes in  partners'  capital for the three months ended March 31, 1998.

                      Statements of operations for the three month periods ended
                         March 31, 1998 and 1997.

                      Statements of cash flows for the three month periods ended
                         March 31, 1998 and 1997.

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

Date:
May 12, 1998

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



                                 By: ATEL Financial Corporation
                                     General Partner of Registrant




                         By:   /s/ A. J. Batt
                               -----------------------------------
                               A. J. Batt
                               President and Chief Executive Officer
                               of General Partner




                         By:   /s/ Dean L. Cash
                               -----------------------------------
                               Dean L. Cash
                               Executive Vice President
                               of General Partner




                         By: /s/ F. Randall Bigony
                             -------------------------------------
                             F. Randall Bigony
                             Principal financial officer
                             of registrant




                         By: /s/ Donald E. Carpenter
                             -------------------------------------
                             Donald E. Carpenter
                             Principal accounting
                             officer of registrant