Form 10-Q
period 1998-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 1998-08-13
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended June 30, 1998

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)


                                     ASSETS

                                                  1998               1997
                                                  ----               ----
Cash and cash equivalents                            $869,920          $739,701

Accounts receivable                                 6,903,630        10,694,629

Investments in leases                             143,475,138       158,856,251
                                            ------------------ -----------------
Total assets                                     $151,248,688      $170,290,581
                                            ================== =================


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $71,567,511       $77,647,591

Line of credit                                      2,900,000         8,750,000

Accounts payable:
   General Partner                                     60,732           314,358
   Other                                            1,567,012           415,660
   Equipment purchases                                255,252           255,252

Accrued interest payable                            1,271,566         4,108,922

Unearned operating lease income                       766,870           524,363
                                            ------------------ -----------------
Total liabilities                                  78,388,943        92,016,146
Partners' capital:
     General Partner                                 (276,911)         (254,015)
     Limited Partners                              73,136,656        78,528,450
                                            ------------------ -----------------
Total partners' capital                            72,859,745        78,274,435
                                            ------------------ -----------------
Total liabilities and partners' capital          $151,248,688      $170,290,581
                                            ================== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                    Six Months                          Three Months
                                                  Ended June 30,                       Ended June 30,
                                                  --------------                       --------------
                                               1998             1997              1998               1997
                                               ----             ----              ----               ----
Revenues:
Leasing activities:
   Operating lease revenues                   $18,243,619      $17,658,555         $9,220,961        $8,857,827
   Direct financing leases                         68,501          125,600             32,486            60,359
   Gain on sales of assets                        795,189           60,113            117,792            49,308
Interest income                                    16,980           13,680              5,861             7,808
Other                                               9,721            1,467              4,130              (498)
                                         ----------------- ---------------- ------------------ -----------------
                                               19,134,010       17,859,415          9,381,230         8,974,804
Expenses:
Depreciation and amortization                  13,512,038       13,776,065          6,710,334         6,816,305
Interest                                        3,452,060        4,292,369          1,722,230         2,157,074
Equipment and incentive management fees           631,370          698,428            260,732           335,242
Other                                             366,666          429,575            168,297           240,208
Administrative cost reimbursements                185,529          190,972             63,756            92,446
Provision for losses                               97,528          178,594                  -            89,748
Professional fees                                  21,752           47,844             11,562            29,808
                                         ----------------- ---------------- ------------------ -----------------
                                               18,266,943       19,613,847          8,936,911         9,760,831
                                         ----------------- ---------------- ------------------ -----------------
Net income (loss)                                $867,067      ($1,754,432)          $444,319         ($786,027)
                                         ================= ================ ================== =================
Net income (loss:)
     General partner                               $8,671         ($17,544)            $4,443           ($7,860)
     Limited partners                             858,396       (1,736,888)           439,876          (778,167)
                                         ----------------- ---------------- ------------------ -----------------
                                                 $867,067      ($1,754,432)          $444,319         ($786,027)
                                         ================= ================ ================== =================
Weighted average number of units
   outstanding                                 12,500,050       12,500,050         12,500,050        12,500,050

Net loss per limited partnership unit               $0.07           ($0.14)             $0.04            ($0.06)



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1998

                                   (Unaudited)

                                                Limited Partners              General
                                           Units            Amount            Partner            Total

Balance December 31, 1997                   12,500,050      $78,528,450          ($254,015)      $78,274,435
Other syndication costs to affiliates                                                    -                 -
Distributions to partners                                    (6,250,190)           (31,567)       (6,281,757)
Net income                                                      858,396              8,671           867,067
                                      ----------------- ---------------- ------------------ -----------------
Balance June 30, 1998                       12,500,050      $73,136,656          ($276,911)      $72,859,745
                                      ================= ================ ================== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997


                                                                      Six Months                          Three Months
                                                                    Ended June 30,                       Ended June 30,
                                                                    --------------                       --------------
                                                                 1998             1997              1998               1997
                                                                 ----             ----              ----               ----

Operating activities:
Net income (loss)                                                  $867,067      ($1,754,432)          $444,319         ($786,027)
Adjustments to reconcile net income (loss) to net
   cash provided by operations
   Depreciation and amortization                                 13,512,038       13,776,065          6,710,334         6,816,305
   Gain on sales of assets                                         (795,189)         (60,113)          (117,792)          (49,308)
   Provision for losses                                              97,528          178,594                  -            89,748
Changes in operating assets and liabilities:
      Accounts receivable                                         3,790,999       (2,968,372)        (2,482,797)       (3,025,544)
      Accounts payable, general partner                            (253,626)         140,458           (162,184)           25,500
      Accounts payable, other                                     1,151,352          (87,678)           152,063             8,757
      Accrued interest expense                                   (2,837,356)       1,481,620            877,775         1,208,244
      Unearned lease income                                         242,507          246,262           (715,000)           52,987
                                                           ----------------- ---------------- ------------------ -----------------

Net cash provided by operating activities                        15,775,320       10,952,404          4,706,718         4,340,662
                                                           ----------------- ---------------- ------------------ -----------------

Investing activities:
Proceeds from sales of assets                                     2,308,466          202,660            424,912            92,805
Reduction in net investment in direct
   financing leases                                                 258,270          299,201            108,733           150,736
Purchase of equipment on operating leases                                 -       (1,338,943)                 -          (603,733)
Purchase of equipment on direct financing
   leases                                                                 -          (33,815)                 -                 -
                                                           ----------------- ---------------- ------------------ -----------------
Net cash provided by (used in) investing
   activities                                                     2,566,736         (870,897)           533,645          (360,192)
                                                           ----------------- ---------------- ------------------ -----------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                      Six Months                         Three Months
                                                                    Ended June 30,                      Ended June 30,
                                                                    --------------                      --------------
                                                                 1998             1997              1998               1997
                                                                 ----             ----              ----               ----
Financing activities:
Repayment of long-term non-recourse debt                        (10,280,075)      (5,303,635)        (2,430,478)       (2,208,478)
Distributions to partners                                        (6,281,757)      (6,286,151)        (3,125,059)       (3,188,313)
Repayment of line of credit                                      (5,850,000)     (10,059,231)                 -        (8,960,974)
Proceeds of long-term non-recourse debt                           4,199,995       10,686,017                  -         9,774,981
Borrowings on line of credit                                              -          460,974                  -           460,974
Payment of syndication costs to General
   Partner                                                                -          (41,174)                 -            (9,627)
                                                           ----------------- ---------------- ------------------ -----------------
Net cash provided by (used in) financing
   activities                                                   (18,211,837)     (10,543,200)        (5,555,537)       (4,131,437)
                                                           ----------------- ---------------- ------------------ -----------------

Net (decrease) increase in cash and
   cash equivalents                                                 130,219         (461,693)          (315,174)         (150,967)
Cash at beginning of period                                         739,701        1,123,336          1,185,094           812,610
                                                           ----------------- ---------------- ------------------ -----------------
Cash at end of period                                              $869,920         $661,643           $869,920          $661,643
                                                           ================= ================ ================== =================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                         $6,289,416       $2,810,749           $844,455          $948,830
                                                           ================= ================ ================== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


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

                                  JUNE 30, 1998
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                                               Expense or         Reclass-
                                        December 31,                          Amortization      ifications &         June 30,
                                            1997              Additions         of Leases       Dispositions           1998
                                            ----              ---------         ---------     - -------------          ----
Net investment in operating
   leases                                   $152,814,493                        ($13,060,266)          ($93,962)     $139,660,265
Net investment in direct
   financing leases                            2,850,933                            (258,270)        (1,130,738)        1,461,925
Assets held for sale or lease                    428,609                                   -           (288,577)          140,032
Residual interests                               379,551                                   -                  -           379,551
Reserve for losses                              (687,558)          ($97,528)               -                  -          (785,086)
Initial direct costs, net of
   accumulated amortization                    3,070,223                  -         (451,772)                 -         2,618,451
                                     -------------------- ------------------ ---------------- ------------------ -----------------
                                            $158,856,251           ($97,528)    ($13,770,308)       ($1,513,277)     $143,475,138
                                     =================== =================== ================ ================== =================

Property on operating leases consists of the following:

                                                                                               Acquisitions &        Balance
                                                             December 31,                       Dispositions         June 30,
                                                                 1997          1st Quarter       2nd Quarter           1998
                                                                 ----          -----------       -----------           ----
Transportation                                                 $100,087,024         ($17,306)                        $100,069,718
Construction                                                     32,643,774                -                           32,643,774
Manufacturing                                                    30,738,706                -                           30,738,706
Materials handling                                               18,710,808                -                           18,710,808
Office automation                                                13,068,112                -          ($720,666)       12,347,446
Miscellaneous                                                     3,683,663                -                  -         3,683,663
Communications                                                      658,185                -                  -           658,185
Medical                                                             343,409                -                  -           343,409
Food processing                                                     317,520                -                  -           317,520
                                                           ----------------- ---------------- ------------------ -----------------
                                                                200,251,201          (17,306)          (720,666)      199,513,229
Less accumulated depreciation                                   (47,436,708)      (6,569,949)        (5,846,307)      (59,852,964)
                                                           ------------------ ---------------- ------------------ -----------------
                                                               $152,814,493      ($6,587,255)       ($6,566,973)     $139,660,265
                                                           ================= ================ ================== =================

All of the property on leases was acquired in 1995, 1996 and 1997.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


3.  Investment in leases (continued):

At June 30, 1998, the aggregate amounts of future minimum lease payments are as follows:

                                                Direct
            Year ending      Operating         Financing
           December 31,        Leases           Leases             Total
                   1998        $13,243,644         $201,804        $13,445,448
                   1999         26,616,951          305,789         26,922,740
                   2000         20,553,145          245,719         20,798,864
                   2001         11,052,698          149,766         11,202,464
                   2002          4,396,876          112,480          4,509,356
             Thereafter         21,189,085          493,800         21,682,885
                          ---------------- ------------------ -----------------
                               $97,052,399       $1,509,358        $98,561,757
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

Future minimum principal payments of non-recourse debt are as follows:

            Year ending
           December 31,      Principal         Interest            Total
                   1998        $10,042,904       $1,619,857        $11,662,761
                   1999         18,004,634        4,912,259         22,916,893
                   2000         15,297,422        3,494,887         18,792,309
                   2001          8,154,489        2,368,107         10,522,596
                   2002          5,012,964        1,720,382          6,733,346
             Thereafter         15,055,098        5,505,192         20,560,290
                          ---------------- ------------------ -----------------
                               $71,567,511      $19,620,684        $91,188,195
                          ================= ================ ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                                    1998               1997
                                                                                                    ----               ----
Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                                       $631,370          $698,428

Reimbursement of administrative costs                                                                   185,529           190,972

Reimbursement of other syndication costs                                                                      -            41,174
                                                                                              ------------------ -----------------
                                                                                                       $816,899          $930,574
                                                                                              ================== =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


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

At June 30, 1998, the Partnership had $2,900,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first half of 1998, the Partnership's primary activity was engaging in equipment leasing activities.

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

As of June 30, 1998, the Partnership had borrowed $100,521,405 with a remaining unpaid balance of $71,567,511. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 1998.

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

Cash Flows, 1998 vs. 1997:

Six months:

In 1998 and 1997, the Partnership's primary source of cash was rents from operating leases. Cash provided by operations increased by $4,822,916 (from $10,952,404 in 199 to $15,775,320 in 1998).

The only sources of cash from investing activities were direct financing lease rents and proceeds from sales of lease assets. Neither of these was as significant as operating sources of cash.

The Partnership's most significant source of cash from financing activities in 1998 and 1997 was proceeds of non-recourse debt. The proceeds of this debt were used to make payments on the Partnership's line of credit.

Three months:

Operating lease rents were the primary source of cash from operating activities in 1998 and 1997.

As noted above for the six month period, proceeds from asset sales and direct financing lease rents were the only sources of cash from investing activities in 1998 and were not as significant as cash flows from operations.

There were no sources of cash from financing activities in 1998. The primary source of cash from financing activities in 1997 was proceeds from non-recourse debt. In 1997, the proceeds of this debt were used to pay down the line of credit.


Results of operations

In 1998, operations resulted in net income of $867,067 (six months) and $444,319 (three months). In 1997, operations resulted in a net loss of $1,754,432 (six months) and $786,027 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. Operating lease rents increased compared to 1997 due to purchases of lease assets over the last year. As Interest expense is related to the borrowings under the line of credit and non-recourse debt and has decreased because of decreased debt balances compared to 1997.


Other

Year 2000 Issues

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

The Partnership uses primarily third party software and is communicating with key vendors to ensure that the Partnership's systems are year 2000 compliant. Based on these discussions, the Partnership does not expect that the costs related to the year 2000 issue will be significant. Ultimately, the potential impact of the year 2000 issue will depend on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, June 30, 1998 and December 31, 1997.

                       Statements of operations for the six and three month periods ended June 30, 1998 and 1997.

                       Statement of changes in partners' capital for the six month period ended June 30, 1998.

                       Statements of cash flows for the six and three month periods ended June 30, 1998 and 1997.

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

Date:
August 12, 1998

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