Form 10-Q
period 1998-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 1998-11-10
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                        For the quarterly period ended September 30, 1998

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)


                                     ASSETS

                                                   1998              1997
                                                   ----              ----
Cash and cash equivalents                            $234,003          $739,701

Accounts receivable                                 7,596,083        10,694,629

Investments in leases                             136,667,878       158,856,251
                                             ----------------- -----------------
Total assets                                     $144,497,964      $170,290,581
                                             ================= =================


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $67,718,110       $77,647,591

Line of credit                                      4,100,000         8,750,000

Accounts payable:
   General Partner                                    248,198           314,358
   Equipment purchases                                255,252           255,252
   Other                                              545,638           415,660

Accrued interest payable                            1,422,623         4,108,922

Unearned operating lease income                       690,284           524,363
                                             ----------------- -----------------
Total liabilities                                  74,980,105        92,016,146
Partners' capital:
     General Partner                                 (377,227)         (254,015)
     Limited Partners                              69,895,086        78,528,450
                                             ----------------- -----------------
Total partners' capital                            69,517,859        78,274,435
                                             ----------------- -----------------
Total liabilities and partners' capital          $144,497,964      $170,290,581
                                             ================= =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1998
                                   (Unaudited)




                                                                  Nine Months Ended                    Three Months Ended
                                                                    September 30,                       September 30,
                                                                    -------------                       -------------
                                                                1998              1997               1998              1997
                                                                ----              ----               ----              ----
Revenues:
   Leasing activities:
      Operating leases                                          $26,712,867      $26,544,273         $8,469,248        $8,885,718
      Direct financing leases                                       108,287          187,966             39,786            62,366
      Gain (loss) on sales of assets                                851,569           27,454             56,380           (32,659)
Interest                                                             20,507           16,956              3,527             3,276
Other                                                                13,571            6,847              3,850             5,380
                                                          ------------------ ----------------  -----------------------------------
                                                                 27,706,801       26,783,496          8,572,791         8,924,081
Expenses:
Depreciation and amortization                                    19,971,865       20,562,503          6,459,827         6,786,438
Interest expense                                                  4,932,006        5,941,242          1,479,946         1,648,873
Administrative cost reimbursements to General
   Partner                                                          308,672          330,520            123,143           139,548
Equipment and incentive management fees to
   General Partner                                                1,038,051        1,129,257            406,681           430,829
Other                                                               554,496          616,231            187,830           186,656
Professional fees                                                    55,276           78,417             33,524            30,573
Provision for losses                                                 97,528          178,594                  -                 -
                                                          ------------------ ----------------  -----------------------------------
                                                                 26,957,894       28,836,764          8,690,951         9,222,917
                                                          ------------------ ----------------  -----------------------------------
Net income (loss)                                                  $748,907      ($2,053,268)         ($118,160)        ($298,836)
                                                          ================== ================  ===================================


Net income (loss):
   General Partner                                                    7,489          (20,533)            (1,182)           (2,988)
   Limited Partners                                                 741,418       (2,032,735)          (116,978)         (295,848)
                                                          ------------------ ----------------  -----------------------------------
                                                                   $748,907      ($2,053,268)         ($118,160)        ($298,836)
                                                          ================== ================  ================= =================


Net income (loss) per Limited Partnership Unit                        $0.06           ($0.16)            ($0.01)           ($0.02)

Weighted average number of Units outstanding                     12,500,050       12,500,050         12,500,050        12,500,050

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1998

                                   (Unaudited)

                                               Limited Partners      General
                                  Units            Amount            Partner            Total

Balance December 31, 1997          12,500,050      $78,528,450          ($254,015)      $78,274,435
Distributions to partners                           (9,374,782)          (130,701)       (9,505,483)
Net income                                             741,418              7,489           748,907
                            ------------------ ----------------  -----------------------------------
Balance September 30, 1998         12,500,050      $69,895,086          ($377,227)      $69,517,859
                            ================== ================  ================= =================




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1998


                                                                  Nine Months Ended                    Three Months Ended
                                                                    September 30,                       September 30,
                                                                    -------------                       -------------
                                                                1998              1997               1998              1997
                                                                ----              ----               ----              ----
Operating activities:
Net income (loss)                                                  $748,907      ($2,053,268)         ($118,160)        ($298,836)
Adjustment to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                                 19,971,865       20,562,503          6,459,827         6,786,438
   Loss (gain) on sales of assets                                  (851,569)         (27,454)           (56,380)           32,659
   Provision for losses                                              97,528          178,594                  -                 -
   Changes in operating assets and liabilities:
      Accounts receivable                                         3,098,546       (1,291,640)          (692,453)        1,676,732
      Accounts payable, General Partner                             (66,160)         278,906            187,466           138,448
      Accounts payable, other                                       129,978              239         (1,021,374)           87,917
      Accrued interest payable                                   (2,686,299)       1,316,551            151,057          (165,069)
      Unearned lease income                                         165,921          130,966            (76,586)         (115,296)
                                                          ------------------ ----------------  ----------------- -----------------
Net cash provided by operations                                  20,608,717       19,095,397          4,833,397         8,142,993
                                                          ------------------ ----------------  ----------------- -----------------

Investing activities:
Purchases of equipment on operating leases                                -       (1,338,943)                 -                 -
Purchases of equipment on direct financing leases                         -          (94,469)                 -           (60,654)
Reduction in net investment in direct financing
   leases                                                           320,815          452,614             62,545           153,413
Proceeds from sales of assets                                     2,649,734          153,956            341,268           (48,704)
                                                          ------------------ ----------------  ----------------- -----------------
Net cash used in investing activities                             2,970,549         (826,842)           403,813            44,055
                                                          ------------------ ----------------  ----------------- -----------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1998


                                                                  Nine Months Ended                    Three Months Ended
                                                                    September 30,                       September 30,
                                                                    -------------                       -------------
                                                                1998              1997               1998              1997
                                                                ----              ----               ----              ----
Financing activities:
Borrowings under line of credit                                   1,200,000        1,210,974          1,200,000           750,000
Repayments of borrowings under line of credit                    (5,850,000)     (10,059,231)                 -                 -
Proceeds of non-recourse debt                                     4,199,995       10,686,017                  -                 -
Repayments of non-recourse debt                                 (14,129,476)     (11,442,747)        (3,849,401)       (6,139,112)
Payment of syndication costs to General Partner                           -          (41,174)                 -                 -
Distributions to Partners                                        (9,505,483)      (9,413,075)        (3,223,726)       (3,126,924)
                                                          ------------------ ----------------  ----------------- -----------------
Net cash (used in) provided by financing
   activities                                                   (24,084,964)     (19,059,236)        (5,873,127)       (8,516,036)
                                                          ------------------ ----------------  ----------------- -----------------
Net (decrease) increase in cash and cash
   equivalents                                                     (505,698)        (790,681)          (635,917)         (328,988)
Cash and cash equivalents at beginning of
   period                                                           739,701        1,123,336            869,920           661,643
                                                          ------------------ ----------------  ----------------- -----------------
Cash and cash equivalents at end of period                         $234,003         $332,655           $234,003          $332,655
                                                          ================== ================  ================= =================


Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                         $7,618,305       $5,941,242         $1,328,889        $1,648,873
                                                          ================== ================  ================= =================








                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                           Balance                             Expense or          Reclass-          Balance
                                         December 31,                         Amortization       ifications &     September 30,
                                             1997             Additions         of Leases        Dispositions          1998
                                             ----             ---------         ---------        ------------          ----
Net investment in operating
   leases                                   $152,814,493                        ($19,308,182)         ($582,731)     $132,923,580
Net investment in direct financing
   leases                                      2,850,933                            (320,815)        (1,240,075)        1,290,043
Equipment held for sale or lease                 428,609                                   -             24,641           453,250
Residual interests                               379,551                                   -                  -           379,551
Initial direct costs, net of
   accumulated amortization of
   $933,369 in 1996 and
   $2,094,732 in 1997                          3,070,223                            (663,683)                 -         2,406,540
Reserve for losses                              (687,558)          ($97,528)               -                  -          (785,086)
                                      ------------------- ------------------ ----------------  ----------------- -----------------
                                            $158,856,251           ($97,528)    ($20,292,680)       ($1,798,165)     $136,667,878
                                      =================== ================== ================  ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                           Balance                                                                   Balance
                                         December 31,     Acquisitions, Dispositions & Reclassifications          September 30,
                                             1997            1st Quarter       2nd Quarter       3rd Quarter           1998
                                             ----            -----------       -----------       -----------           ----

Transportation                              $100,087,024           ($17,306)                          ($198,171)      $99,871,547
Construction                                  32,643,774                  -                                   -        32,643,774
Manufacturing                                 30,738,706                  -                            (662,265)       30,076,441
Materials handling                            18,710,808                  -                             (17,929)       18,692,879
Office automation                             13,068,112                  -        ($720,666)          (381,850)       11,965,596
Miscellaneous                                  3,683,663                  -                -                  -         3,683,663
Communications                                   658,185                  -                -                  -           658,185
Medical                                          343,409                  -                -                  -           343,409
Food processing                                  317,520                  -                -                  -           317,520
                                      ------------------- ------------------ ----------------  ----------------- -----------------
                                             200,251,201            (17,306)        (720,666)        (1,260,215)      198,253,014
Less accumulated depreciation                (47,436,708)        (6,569,949)      (5,846,307)        (5,476,470)      (65,329,434)
                                      ------------------- ------------------ ----------------  ----------------- -----------------
                                            $152,814,493        ($6,587,255)     ($6,566,973)       ($6,736,685)     $132,923,580
                                      =================== ================== ================  ================= =================

All of the property on leases was acquired in 1995, 1996 and 1997.

At September 30, 1998, the aggregate amounts of future minimum lease payments are as follows:

                                                              Direct
                                           Operating         Financing
                                            Leases            Leases             Total
Three months ending December 31, 1998         $5,721,526          $97,734         $5,819,260
        Year ending December 31, 1999         26,886,972          305,788         27,192,760
                                 2000         20,556,629          245,719         20,802,348
                                 2001         11,051,910          149,766         11,201,676
                                 2002          4,396,635          112,480          4,509,115
                           Thereafter         19,299,184          493,800         19,792,984
                                       ------------------ ----------------  -----------------
                                             $87,912,856       $1,405,287        $89,318,143
                                       ================== ================  =================





                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.33% to 12.23%.

Future minimum principal payments of non-recourse debt as of September 30, 1998 are as follows:

                                                              Principal         Interest            Total

                   Three months ending December 31, 1998         $2,595,657         $703,839         $3,299,496
                           Year ending December 31, 1999         18,593,974        5,176,561         23,770,535
                                                    2000         15,889,562        3,714,499         19,604,061
                                                    2001          8,834,243        2,531,010         11,365,253
                                                    2002          5,755,960        1,831,550          7,587,510
                                              Thereafter         16,048,714        5,544,714         21,593,428
                                                          ------------------ ----------------  -----------------
                                                                $67,718,110      $19,502,173        $87,220,283
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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                                     1998              1997
                                                                                                     ----              ----
Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                                     $1,038,051        $1,129,257

Administrative cost reimbursements to General Partner                                                   308,672           330,520

Reimbursement of other syndication costs                                                                      -            41,174
                                                                                               ----------------- -----------------
                                                                                                     $1,346,723        $1,500,951
                                                                                               ================= =================


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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


5.  Related party transactions (continued):

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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on November 28, 1998. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At September 30, 1998, the Partnership had $4,100,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1998. At September 30, 1998, $32,612,740 was available under this agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 1998, the Partnership's primary activity was equipment leasing and sales activities.

The Partnership's primary source of liquidity during the first nine months of 1998 was lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on November 28, 1998.

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

As of September 30, 1998, the Partnership had borrowed $100,521,405 with a remaining unpaid balance of $67,718,110. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of September 30, 1998.

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

1998 vs. 1997:

In 1998 and 1997, lease rents were the Partnership's primary source of cash. In both years, cash from operating activities was almost entirely from operating lease rents.

Proceeds from the sales of assets and direct financing lease rents were the only investing sources of cash. Proceeds from sales of such assets increased by $2,495,778 compared to 1997. The primary investing use of cash in 1997 was the purchase of assets on operating and direct financing leases.

In 1998 and 1997, financing sources of cash consisted of borrowings on the line of credit and proceeds of non-recourse debt. Non-recourse debt proceeds were used to repay outstanding balances on the line of credit.


Results of operations

Operations resulted in net income of $748,907 for the nine months ended September 30, 1998 compared to a net loss of $2,053,268 in 1997. Operations resulted in a net loss of $118,160 in 1998 compared to $298,836 in 1997 for the three month periods. The Partnership's primary source of revenues is from operating leases.

Operating lease revenues increased by less than one percent for the nine month period compared to 1997.

Depreciation expense has declined by $590,638 compared to 1997 as a result of asset sales over the last year.

Non-recourse debt and line of credit balances have been reduced in 1998 compared to 1997. In the nine month period in 1997, these two types of debt had an average combined balance of about $92,000,000. In 1998, the average balance was about $79,000,000. This has led to the reduction of interest expense of $1,009,236 in 1998 compared to 1997.


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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                    (a) Documents filed as a part of this report

                      1. Financial Statements

                         Included in Part I of this report:

                         Balance  Sheets,  September  30, 1998 and  December 31,
                         1997.

                         Statement of changes in partners' capital for the nine month period ended September 30, 1998.

                         Statements of operations for the nine and three month periods ended September 30, 1998 and 1997.

                         Statements of cash flows for the nine and three month periods ended September 30, 1998 and 1997.

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

Date:
November 10, 1998

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



                                  By: ATEL Financial Corporation
                                      General Partner of Registrant




                             By:   /s/ A.  J.  BATT
                                  ----------------------------------------------
                                  A. J. Batt
                                  President and Chief Executive Officer of
                                 General Partner




                             By:    /s/ DEAN L. CASH
                                  ----------------------------------------------
                                  Dean L. Cash
                                  Executive Vice President of General Partner





                             By:   /s/ F. RANDALL BIGONY
                                 -----------------------------------------------
                                 F. Randall Bigony
                                 Principal financial officer of registrant





                             By:   /s/ DONALD E.  CARPENTER
                                 -----------------------------------------------
                                 Donald E. Carpenter
                                 Principal accounting officer of registrant