Form 10-K
period 1998-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 1999-03-31
CIK 927569

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      |X| Annual  report  pursuant to section 13 or 15(d) of the
                          Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1998
                                                            OR
                      |_| Transition  report  pursuant to section 13 or 15(d) of
                          the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

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

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund VI, L.P. (the Partnership), was formed under the laws of the State of California in June 1994. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Corporation
(ATEL).

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

Narrative Description of Business

The Partnership has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "Full Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It is the intention of ATEL that no more than 50% of the aggregate purchase price of equipment will be subject to "Operating" leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

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

As of December 31, 1998, the Partnership had purchased equipment with a total acquisition price of $208,275,158.

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by ATEL, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by ATEL, would not satisfy the general credit rating criteria for the portfolio.

During 1998, 1997 and 1996 certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                                1998  1997  1996
                                                                ----  ----  ----
         Lessee                  Type of Equipment
NEC Electronics                  Semiconductor manufacturing     12%   10%    *
Consolidated Rail Corporation    Locomotives & intermodal
                                 containers                      10%   10%   14%

                                 * Less than 10%.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms which vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of ATEL or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

ATEL will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Leasing Activities:

Through December 31, 1998, the Partnership has disposed of certain leased assets as set forth below:

                         Original
                       Equipment Cost,                       Excess of
         Type of         Excluding                          Rents Over
        Equipment     Acquisition Fees    Sale Price        Expenses *
        ---------     ----------------    ----------        ----------
Office automation         $ 3,401,411         $ 614,438       $ 3,624,015
Transportation              3,376,753         2,736,976         1,401,893
Manufacturing                 635,084           240,000           397,992
Construction                  452,811           216,367           368,001
Materials handling            244,702           101,500           218,184
Railcars                      195,208           191,303            14,316
Containers                    160,077           169,344            22,426
Other                         101,024            53,426            42,174
                      ----------------  ----------------  ----------------
                          $ 8,567,070       $ 4,323,354       $ 6,089,001
                      ================  ================  ================

                          * Includes only those expenses directly related to the
production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1998 and the industries to which the assets have been leased.

                                        Purchase price excluding    Percentage of total
       Asset types                          acquisition fees           acquisitions
       -----------                          ----------------           ------------
Transportation, rail cars                      $ 39,275,195                    18.86%
Manufacturing                                    30,469,834                    14.63%
Transportation, other                            24,476,511                    11.75%
Materials handling                               24,043,881                    11.54%
Railroad locomotives                             22,353,332                    10.73%
Transportation, intermodal containers            21,694,688                    10.42%
Mining equipment                                 18,557,225                     8.91%
Office automation                                13,824,024                     6.64%
Construction                                      9,259,221                     4.45%
Other                                             4,321,247                     2.07%
                                            ----------------          ----------------
                                               $208,275,158                   100.00%
                                            ================          ================

                                        Purchase price excluding    Percentage of total
   Industry of lessee                       acquisition fees           acquisitions
   ------------------                       ----------------           ------------
Transportation, rail                             $55,950,904                   26.86%
Electronics manufacturing                         29,030,626                   13.94%
Business services                                 28,360,969                   13.62%
Mining                                            24,793,242                   11.90%
Transportation, other                             23,217,066                   11.15%
Manufacturing, other                              18,922,229                    9.09%
Oil & gas                                         16,535,633                    7.94%
Other                                              6,182,198                    2.97%
Communications                                     5,282,291                    2.53%
                                            ----------------          ----------------
                                               $208,275,158                   100.00%
                                            ================          ================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1998, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, ATEL declared the lease in default. Subsequently, the lessee cured the outstanding payments, however, ATEL has insisted on additional damages including for diminishment in value of the equipment. ATEL is currently negotiating a settlement with the lessee.


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

Holders

As of December 31, 1998, a total of 6,445 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The rate for monthly distributions from 1998 operations was $0.0833 per Unit. The distributions were made in February 1998 through December 1998 and in January 1999. For each quarterly distribution (made in April, July and October 1998 and in January 1999) the rate was $0.25 per Unit. Distributions were from 1998 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

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

ATEL shall have sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.00 in 1997 and 1998; $1.05 in 1999 and 2000; $1.10 in 2001 and 2002.

Holders may make the election without charge to receive distributions on a monthly basis.

The following table presents summarized information regarding distributions to Limited Partners:

                                              1998             1997             1996            1995
                                              ----             ----             ----            ----
Distributions of net income (loss)                $ 0.06          $ (0.18)         $ (0.23)        $ (0.19)
Return of investment                                0.94             1.18             1.16            0.97
                                         ---------------- ---------------- ---------------- ---------------
Distributions per unit                              1.00             1.00             0.93            0.78
Differences due to timing of
   distributions                                    0.00             0.00             0.07            0.22
                                         ---------------- ---------------- ---------------- ---------------
Nominal distribution rates from above             $ 1.00           $ 1.00           $ 1.00          $ 1.00
                                         ================ ================ ================ ===============


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 1998, 1997, 1996, 1995 and 1994. This financial data should be read in conjunction with the financial statements and related notes included under
Item 8 of this report.

                                              1998             1997             1996            1995             1994
                                              ----             ----             ----            ----             ----
Gross revenues                               $36,149,061     $ 36,485,165     $ 25,729,470     $ 6,444,037              $ -

Net income (loss)                               $710,923     $ (2,297,964)    $ (2,210,330)     $ (602,674)             $ -

Weighted average Units                        12,500,050       12,500,050        9,424,045       3,154,291               50

Net income (loss) per Unit, based on
   weighted average Units
   outstanding                                    $ 0.06          $ (0.18)         $ (0.23)        $ (0.19)             $ -

Distributions per Unit, based on
   weighted average Units
   outstanding                                    $ 1.00           $ 1.00           $ 0.93          $ 0.78              $ -

Total Assets                                $140,096,180    $ 170,290,581    $ 192,831,691    $ 96,883,645            $ 600

Non-recourse Debt                            $65,164,309     $ 77,647,591     $ 80,789,732       $ 836,181              $ -

Total Partners' Capital                      $66,322,437     $ 78,274,435     $ 93,201,156    $ 50,576,037            $ 600

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

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on ATEL's success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with ATEL and certain of its affiliates in a $90,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on January 31, 2000. As of December 31, 1998, the Partnership had $5,100,000 of borrowings under this line of credit and the remaining availability was $13,070,344.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to ATEL and providing for cash distributions to the Limited Partners. At December 31, 1998, the Partnership had no commitments to purchase lease assets.

As of December 31, 1998, all cash balances consisted of amounts reserved for distributions in January 1999, generated from operations in 1998.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. ATEL envisions no such requirements for operating purposes.

The Partnership's long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. ATEL expects that aggregate borrowings in the future will be approximately 40%-50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 50% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

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

Cash Flows:

           1998 vs. 1997:

Cash flows from operations increased by $179,668 compared to 1997. The increase was not significant and resulted from a number of offsetting fluctuations of revenues, expenses and changes in operating accounts.

Cash flows from investing activities in 1998 consisted of proceeds from sales of lease assets ($3,357,017) and rents from direct financing leases ($428,622).

Sources of cash from financing activities consisted of the proceeds on non-recourse debt ($4,199,995) and borrowings under the line of credit ($2,200,000). The most significant uses of cash related to financing activities were distributions to the limited partners ($12,500,645), repayments of non-recourse debt ($15,747,720) and repayments of borrowings under the line of credit ($5,850,000).

           1997 vs. 1996:

In 1997, the Partnership's primary sources of cash were the rents from operating leases and proceeds of non-recourse debt.

Cash flows from operations increased from $13,940,220 in 1996 to $23,899,770 in 1997. The increase was due to increased operating lease rents compared to 1996.

In 1997, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. The cash flows from direct financing leases increased due to acquisitions of lease assets in 1996 and in 1997. Uses of cash in investing activities consisted of lease assets purchases.

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


Results of Operations

As of January 3, 1995, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed until early 1997, the results of operations in 1996 are not comparable to 1997.

            1998 vs. 1997

Operations resulted in net income of $710,923 in 1998 compared to a loss of $2,297,964 in 1997. Operating lease revenues decreased by $1,007,698 compared to 1997. This decrease resulted from scheduled lease terminations and asset sales. This decrease in lease revenues was largely offset by an increase in the gains recognized on the sales of assets coming off lease. Gains on sales of assets increased by $759,639. Overall, revenues decreased by $336,104 or about one percent.

Expenses decreased by $3,344,991 compared to 1997. Most significant were the decreases in depreciation and amortization and interest expenses. Depreciation and amortization expense decreased by $1,403,401. This decrease resulted from the sales of operating lease assets noted above. Interest decreased by $1,436,195 as a result of decreased debt balances compared to 1997. Non-recourse debt balances have been reduced as a result of scheduled debt payments.

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


Impact of the Year 2000

The year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. As a result, these programs are not designed to make the transition to the year 2000. This computer software problem is commonly referred to as the "year 2000" (or "Y2K") issue. Computer programs with date-sensitive applications may, if not modified, fail or miscalculate dates, causing system failures, the inability to process transactions or other disruptions of operations.

ATEL uses, and on behalf of the Partnership uses, primarily third party software and is communicating with key software vendors to ensure that the systems used by General Partner and the Partnership are not impacted by the year 2000 issue. Currently, all of ATEL's critical software systems are believed by ATEL to be Y2K compliant except one. Compliance of this final system is expected to be obtained in the first half of 1999. Based on discussions with ATEL's third party software vendor, ATEL believes that any cost to be incurred by the Partnership to bring this system into compliance will not be material. ATEL's third party software vendor for the system in question has indicated that it expects the cost of compliance to be included in the annual upgrade and maintenance cost for the software system, and that the total incremental amount of such cost is expected to be minimal. Any such cost would be allocated by ATEL over the six public funds (including the Partnership) under its management which use or will use the software. This allocation would be based on the relative size of each such program and its proportionate allocation of the expected minimal cost will in itself be minimal. In no event will offering proceeds be required to be committed to any such expenditure. If any cost is incurred by the Partnership, it would be an operating expense funded out of operating revenues.

The ultimate impact of the year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by those businesses whose operational capability is important to the Partnership. Failure of these businesses to be Y2K compliant may impact credit quality or cause a delay in payments made to the Partnership. ATEL has contacted those businesses with which the Partnership currently has material relationships in order to request verification of Y2K compliance. ATEL believes that each of those entities will have a material self interest in resolving any year 2000 issue affecting its own operations.

Equipment purchased by the Partnership may include technology subject to the year 2000 issue. Potential year 2000 issues will be among the many factors considered by ATEL and its affiliates in analyzing and pricing lease transactions for acquisition by the Partnership. The lessees of the equipment will select such equipment and may be expected to consider year 2000 issues themselves in determining the suitability of the equipment for the lessee's use. Most equipment is subject to fixed term, non-cancelable, triple net leases. In addition, new equipment may be covered by manufacturer's warranties. As a result of such triple net provisions and warranties, repairs or modifications necessary to correct year 2000 issues will most likely be the responsibility of the manufacturers or the lessees, and the Partnership's rights to lease payments as a triple net lessor will not be affected by any functional issues affecting the equipment. It is expected that the lease terms for such equipment will extend well beyond the year 2000.

As a result of the year 2000 issue, the Partnership may experience increased costs resulting from delayed payments from lessees, the costs associated with the collection of those payments, or costs associated with manual processing efforts in the event of a Y2K related system failure. In any event, ATEL does not expect these increased costs to be significant or that such costs will have any material adverse effect on the operations of the Partnership. Nevertheless, the impact of year 2000 issues cannot be predicted with certainty and the Partnership may be affected both by the impact these issues have on parties with which it has direct contractual and other relationships as well as by their impact on financial institutions and the national and international economy as a whole. Accordingly, there can be no assurance that year 2000 issues might not have some adverse impact on the operating results experienced by the Partnership.

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks including foreign currency exchange rate risk, commodity risk and equity price risk are insignificant to both its financial position and results of operations.

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt which is coterminous with the Partnership's fixed rate lease receivables. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 1998, $5,100,000 was outstanding on the floating rate line of credit.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 1998, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 24.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund VI, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                               ERNST & YOUNG LLP
San Francisco, California
January 29, 1999

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                     ASSETS

                                                 1998             1997
                                                 ----             ----
Cash and cash equivalents                         $ 744,132        $ 739,701

Accounts receivable                               9,786,041       10,694,629

Investments in equipment and leases             129,566,007      158,856,251
                                            ---------------- ----------------
Total assets                                  $ 140,096,180     $170,290,581
                                            ================ ================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                              $ 65,164,309      $77,647,591

Line of credit                                    5,100,000        8,750,000

Accounts payable and accruals:
   General Partner                                  171,050          314,358
   Equipment purchases                              255,252          255,252
   Other                                            604,768          415,660

Accrued interest payable                          2,275,444        4,108,922

Unearned lease income                               202,920          524,363
                                            ---------------- ----------------
                                                 73,773,743       92,016,146

Partners' capital (deficit):
     General Partner                               (409,182)        (254,015)
     Limited Partners                            66,731,619       78,528,450
                                            ---------------- ----------------
Total partners' capital                          66,322,437       78,274,435
                                            ---------------- ----------------
Total liabilities and partners' capital       $ 140,096,180     $170,290,581
                                            ================ ================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                              1998            1997             1996
                                                              ----            ----             ----
Revenues:

Leasing activities:
   Operating leases                                         $ 35,178,175    $ 36,185,873      $25,480,263
   Direct financing leases                                       137,159         243,423          215,650
   Gain (loss) on sales of assets                                786,070          26,431         (107,873)
Interest income                                                   23,292          19,461           66,348
Other                                                             24,365           9,977           75,082
                                                         ---------------- --------------- ----------------
                                                              36,149,061      36,485,165       25,729,470

Expenses:

Depreciation and amortization                                 26,193,147      27,596,548       19,298,500
Interest                                                       6,557,551       7,993,746        5,773,463
Equipment and incentive management fees to affiliates          1,394,138       1,492,716        1,061,856
Other                                                            693,512         807,883          612,698
Administrative cost reimbursements to General Partner            427,872         435,759          748,745
Provision for losses and impairments                              97,528         364,852          257,814
Professional fees                                                 74,390          91,625          186,724
                                                         ---------------- --------------- ----------------
                                                              35,438,138      38,783,129       27,939,800
                                                         ---------------- --------------- ----------------
Net income (loss)                                              $ 710,923    $ (2,297,964)    $ (2,210,330)
                                                         ================ =============== ================

Net income (loss):
   General Partner                                               $ 7,109       $ (22,980)       $ (22,103)
   Limited Partners                                              703,814      (2,274,984)      (2,188,227)
                                                         ---------------- --------------- ----------------
                                                               $ 710,923    $ (2,297,964)    $ (2,210,330)
                                                         ================ =============== ================

Net income (loss) per Limited Partnership unit                    $ 0.06         $ (0.18)         $ (0.23)

Weighted average number of units outstanding                  12,500,050      12,500,050        9,424,045



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                  Limited Partners             General
                                                               Units           Amount          Partner           Total

Balance December 31, 1995                                       6,269,013     $ 50,599,712       $ (23,675)     $50,576,037

Capital contributions received                                  6,231,037       62,310,370                       62,310,370
Less selling commissions paid to affiliates                                     (5,919,485)                      (5,919,485)
Other syndication costs paid to affiliates                                      (2,762,793)                      (2,762,793)
Distributions to limited partners ($0.93 per Unit)                              (8,719,731)                      (8,719,731)
Distributions to General Partner                                                                   (72,912)         (72,912)
Net loss                                                                        (2,188,227)        (22,103)      (2,210,330)
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1996                                      12,500,050       93,319,846        (118,690)      93,201,156
Other syndication costs paid to affiliates                                         (41,174)                         (41,174)
Distributions to limited partners ($1.00 per Unit)                             (12,475,238)                     (12,475,238)
Distributions to General Partner                                                                  (112,345)        (112,345)
Net loss                                                                        (2,274,984)        (22,980)      (2,297,964)
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1997                                      12,500,050       78,528,450        (254,015)      78,274,435
Distributions to limited partners ($1.00 per Unit)                             (12,500,645)                     (12,500,645)
Distributions to General Partner                                                                  (162,276)        (162,276)
Net income                                                                         703,814           7,109          710,923
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1998                                      12,500,050     $ 66,731,619      $ (409,182)     $66,322,437
                                                          ================ ================ =============== ================






                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                1998            1997             1996
                                                                                ----            ----             ----
Operating activities:
Net income (loss)                                                                $ 710,923    $ (2,297,964)    $ (2,210,330)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                              26,193,147      27,596,548       19,298,500
     Provision for losses and impairments                                           97,528         364,852          257,814
    (Gain) loss  on sales of assets                                               (786,070)        (26,431)         107,873
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (3,891,412)     (4,496,371)      (4,191,555)
         Accounts payable, General Partner                                        (143,308)        269,288       (1,233,996)
         Accounts payable, other                                                   189,108             652          297,525
         Accrued interest payable                                                2,030,965       2,362,716        1,515,239
         Unearned lease income                                                    (321,443)        126,480           99,150
                                                                           ---------------- --------------- ----------------
Net cash provided by operating activities                                       24,079,438      23,899,770       13,940,220
                                                                           ---------------- --------------- ----------------

Investing activities:
Purchases of equipment on operating leases                                               -      (2,661,808)    (113,775,023)
Purchases of equipment on direct financing leases                                        -         (94,469)      (1,177,807)
Purchases of residual value interests                                                    -               -         (379,551)
Initial direct lease costs paid to affiliate                                             -               -       (2,716,021)
Reduction of net investment in direct financing leases                             428,622         685,665          501,623
Proceeds from sales of assets                                                    3,357,017         406,362          636,397
                                                                           ---------------- --------------- ----------------
Net cash provided by (used in) investing activities                              3,785,639      (1,664,250)    (116,910,382)
                                                                           ---------------- --------------- ----------------

Financing activities:
Capital contributions received                                                           -               -       62,310,370
Payment of syndication costs to General Partner                                          -         (41,174)      (8,682,278)
Distributions to Limited Partners                                              (12,500,645)    (12,475,238)      (8,719,731)
Distributions to General Partner                                                  (162,276)       (112,345)         (72,912)
Borrowings under line of credit                                                  2,200,000       3,210,974       64,426,319
Repayments of borrowings under line of credit                                   (5,850,000)    (10,059,231)     (87,196,734)
Proceeds of non-recourse debt                                                    4,199,995      10,701,894       84,675,980
Repayments of non-recourse debt                                                (15,747,720)    (13,844,035)      (4,722,429)
                                                                           ----------------- -------------- ----------------
Net cash (used in) provided by financing activities                            (27,860,646)    (22,619,155)     102,018,585
                                                                           ----------------- -------------- ----------------

Net increase (decrease) in cash and cash equivalents                                 4,431        (383,635)        (951,577)
Cash and cash equivalents at beginning of period                                   739,701       1,123,336        2,074,913
                                                                           ----------------- -------------- ----------------
Cash and cash equivalents at end of period                                       $ 744,132       $ 739,701      $ 1,123,336
                                                                           ================ =============== ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                1998            1997             1996
                                                                                ----            ----             ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                         $ 4,526,586     $ 5,631,030      $ 4,258,224
                                                                           ================ =============== ================

Schedule of non-cash transactions:

Offset of accounts receivable and debt service per lease and debt agreement:
Accrued interest payable                                                      $ (3,864,443)
Non-recourse debt                                                                 (935,557)
                                                                           ----------------
Accounts receivable                                                           $ (4,800,000)
                                                                           ================








                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


1.  Organization and Partnership matters:

ATEL Cash Distribution Fund VI, L.P. (the Partnership), was formed under the laws of the State of California on June 29, 1994, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of July 21, 1994, $100 of which represented the General Partner's (ATEL Financial Corporation's) (ATEL's) continuing interest, and $500 of which represented the Initial Limited Partners' capital investment.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations.

The Partnership or ATEL on behalf of the Partnership, incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be born by the Partnership was limited to 15% of Gross Proceeds of up to $25,000,000 and 14% of Gross Proceeds in excess of $25,000,000.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1998, the original terms of the leases ranged from six months to twenty years.

Pursuant to the Limited Partnership Agreement, ATEL receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 5). ATEL is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2. Summary of significant accounting policies:

Equipment on operating leases:

Revenues from operating leases are recognized evenly over the life of the related leases.

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the estimated residual values of the equipment at the end of the leases.

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

                                DECEMBER 31, 1998


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                  1998            1997
                                                  ----            ----
Financial statement basis of net assets         $ 66,322,437    $ 78,274,435
Tax basis of net assets                           23,162,026      39,757,262
                                             ---------------- ---------------
Difference                                      $ 43,160,411    $ 38,517,173
                                             ================ ===============

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):
                                                   1998            1997
                                                   ----            ----
Net income (loss) per financial statements          $ 710,923    $ (2,297,964)
Adjustment to depreciation expense                 (6,669,671)    (19,855,425)
Other adjustments to revenues and expenses          1,928,904        (644,595)
Provision for losses and impairments                   97,528         364,852
                                              ---------------- ---------------
Net loss per federal tax return                  $ (3,932,316)  $ (22,433,132)
                                              ================ ===============

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Credit Risk:

 Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1998.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


2. Summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

Reserve for losses and impairments:

The Partnership maintains a reserve on its investments in equipment and leases for losses and impairments which are inherent in the portfolio as of the balance sheet date. The General Partner's evaluation of the adequacy of the allowance is a judgmental estimate that is based on a review of individual leases, past loss experience and other factors. While the General Partner believes the allowance is adequate to cover known losses, it is reasonably possible that the allowance may change in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Partnership. It is the Partnership's policy to charge off amounts which, in the opinion of the General Partner, are not recoverable from lessees or the disposition of the collateral.


3. Investments in equipment and leases:

As of December 31, 1998, the Partnership's investments in equipment and leases consist of the following:

                                                                            Depreciation
                                                                             Expense or       Reclass-
                                         December 31,                       Amortization    ifications or   December 31,
                                              1997           Additions        of Leases     Dispositions         1998
                                              ----           ---------        ---------     ------------         ----
Net investment in operating leases          $152,814,493                     $ (25,325,663)   $ (1,041,781)    $126,447,049
Net investment in direct financing
   leases                                      2,850,933                          (428,622)     (1,199,595)       1,222,716
Assets held for sale or lease                    428,609                                 -        (329,571)          99,038
Residual value interests                         379,551                                 -               -          379,551
Reserve for losses and impairments              (687,558)       $ (97,528)               -               -         (785,086)
Initial direct costs, net of accumulated
   amortization of $2,423,318 in 1998
   and $2,366,645 in 1997                      3,070,223                -         (867,484)              -        2,202,739
                                         ---------------- ---------------- ---------------- --------------- ----------------
                                            $158,856,251        $ (97,528)   $ (26,621,769)   $ (2,570,947)    $129,566,007
                                         ================ ================ ================ =============== ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following as of December 31, 1997, additions and dispositions during 1998 and as of December 31, 1998:

                                                                  Reclass-
                              December 31,                      ifications or   December 31,
                                   1997           Additions     Dispositions         1998
                                   ----           ---------     ------------         ----
Transportation                   $100,087,024                        ($121,730)     $99,965,294
Construction                       32,643,774                         (465,037)      32,178,737
Manufacturing                      30,738,706                         (652,232)      30,086,474
Materials handling                 18,710,808                         (267,899)      18,442,909
Office automation                  13,068,112                       (2,582,956)      10,485,156
Miscellaneous                       3,683,663                         (229,912)       3,453,751
Communications                        658,185                                -          658,185
Medical                               343,409                                -          343,409
Food processing                       317,520                                -          317,520
                              ---------------- ---------------- --------------- ----------------
                                  200,251,201                       (4,319,766)     195,931,435
Less accumulated depreciation     (47,436,708)    ($25,325,663)      3,277,985      (69,484,386)
                              ---------------- ---------------- --------------- ----------------
                                 $152,814,493     ($25,325,663)    ($1,041,781)    $126,447,049
                              ================ ================ =============== ================

Direct financing leases:

As of December 31, 1998 and 1997, investment in direct financing leases consists of railroad tank cars and various office automation equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1998 and 1997:

                                                                 1998            1997
                                                                 ----            ----
Total minimum lease payments receivable                          $1,369,085      $1,853,748
Estimated residual values of leased equipment (unguaranteed)        255,570       1,483,554
                                                            ---------------- ---------------
Investment in direct financing leases                             1,624,655       3,337,302
Less unearned income                                               (401,939)       (486,369)
                                                            ---------------- ---------------
Net investment in direct financing leases                        $1,222,716      $2,850,933
                                                            ================ ===============

All of the property on leases was acquired in 1997, 1996 and 1995.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


3.  Investments in equipment and leases (continued):

At December 31, 1998, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                            Direct
         Year ending      Operating        Financing
         December 31,      Leases           Leases            Total
                  1999     $27,025,091         $345,493      $27,370,584
                  2000      20,285,928          259,074       20,545,002
                  2001      10,777,239          158,238       10,935,477
                  2002       4,847,069          112,480        4,959,549
                  2003       3,050,287           98,760        3,149,047
            Thereafter      12,975,397          395,040       13,370,437
                       ---------------- ---------------- ----------------
                           $78,961,011       $1,369,085      $80,330,096
                       ================ ================ ================

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

                          Balance 12/31/95                       $ 64,892
                          Provision                               257,814
                                                          ----------------
                          Balance 12/31/96                        322,706
                          Provision                               364,852
                                                          ----------------
                          Balance 12/31/97                        687,558
                          Provision                                97,528
                                                          ----------------
                          Balance 12/31/98                      $ 785,086
                                                          ================


4.  Non-recourse debt:

At December 31, 1998, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.37% to 14.98%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1998, the carrying value of the pledged assets is approximately $87,364,383. The notes mature from 1999 through 2016.

Future minimum payments of non-recourse debt are as follows:

        Year ending
        December 31,     Principal        Interest           Total
                 1999     $18,635,830       $5,177,815      $23,813,645
                 2000      15,889,562        3,714,499       19,604,061
                 2001       8,834,242        2,531,010       11,365,252
                 2002       5,755,960        1,831,550        7,587,510
                 2003       5,488,995        1,241,942        6,730,937
           Thereafter      10,559,720        4,302,772       14,862,492
                      ---------------- ---------------- ----------------
                          $65,164,309      $18,799,588      $83,963,897
                      ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


5.  Related party transactions:

The  terms  of the  Limited  Partnership  Agreement  provide  that  ATEL  and/or
Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of ATEL record time incurred in performing administrative services on behalf of all of the Partnerships serviced by ATEL. ATEL believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

ATEL and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during 1998, 1997 and 1996:

                                                                                      1998            1997             1996
                                                                                      ----            ----             ----
Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                     $ 1,394,138     $ 1,492,716      $ 1,061,856

Administrative cost reimbursements to ATEL                                               427,872         435,759          748,745

Reimbursement of other syndication costs                                                       -          41,174        2,762,793

Selling commissions (equal to 9.5% of the selling price of the
Limited Partnership units, deducted from Limited Partners' capital)                            -               -        5,919,485

Acquisition fees equal to 3% of the equipment purchase price, for evaluating and selecting  equipment to be acquired (not to exceed  approximately  4.5% of Gross
Proceeds, included in investment in
leases)                                                                                        -               -        2,716,021
                                                                                 ---------------- --------------- ----------------
                                                                                     $ 1,822,010     $ 1,969,649      $13,208,900
                                                                                 ================ =============== ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


6.  Partners' capital:

As of December 31, 1998 and 1997, 12,500,050 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Partnership's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Partnership is authorized to issue up to 12,500,000 Units, in addition to those issued to the Initial Limited Partners.

The Partnership Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

First, 95.75% of Distributions of Cash from Operations to the Limited Partners, 1% of Distributions of Cash from Operations to ATEL and 3.25% to an affiliate of ATEL as an Incentive Management Fee, 99% of Distributions of Cash from Sales or Refinancing to the Limited Partners and 1% of Cash from Sales or Refinancing to the General Partner.

Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

Third, an affiliate of ATEL will receive as an Incentive Management Fee, 4% of remaining Cash from Sales or Refinancing.

Fourth, the balance to the Limited Partners.


7. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to ATEL's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 1998, 1997 and 1996 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                       1998            1997             1996
                                       ----            ----             ----
    Rail transportation                 22%             21%              27%
    Other transportation services       13%             12%              12%
    Electronics manufacturing           12%             14%               *
    Business services                   10%             11%              11%
    * Less than 10%.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


7. Concentration of credit risk and major customers (continued):

During 1998, two customers each comprised 12 % and 10% of the Partnership's revenues from leases. During 1997, two customers each comprised 10% of the Partnership's revenues from leases. During 1996, one customer comprised 14% of the Partnership's revenues from leases.


8.  Lines of credit:

The Partnership participates with ATEL and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and ATEL.

During 1998, the Partnership borrowed $2,200,000 under the line of credit. Repayments on the line of credit were $5,850,000 during 1998 and $5,100,000 remained outstanding as of December 31, 1998. At December 31, 1998, the rates on such borrowings varied from 6.28% to 7.75%. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1998. At December 31, 1998, $13,070,344 was available under this agreement.


9. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1998 is $67,645,653.

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

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash, and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation.

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

Donald E. Carpenter       Vice President and Controller of ACG, AFC, ALC, AEC
                          and AIS; Chief Financial Officer of ASC

Vasco H. Morais           Senior Vice President, Secretary and General Counsel
                          for ACG, AFC, ALC, AIS and AEC

William J. Bullock        Director of Asset Management of AEC

Carl W. Magnuson          Vice President - Syndication of ALC

Barbara F. Medwadowski    Vice President - Syndication of ALC

James A. Kamradt          Director of Pricing and Syndication of ALC

Thomas D. Sbordone        Senior Vice President - Marketing of ALC

Russell H. Wilder         Vice President - Credit of AEC

John P. Scarcella         Vice President of ASC

A. J. Batt, age 62, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 48, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Donald E. Carpenter, age 50, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 40, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an MBA (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 35, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation ("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Carl W. Magnuson, age 55, joined ATEL in 1994 and is Vice President - Syndication for ALC. Mr. Magnuson is responsible for acquiring third party lease transactions and debt placement. Prior to joining ATEL he was a Regional Group Manager and Portfolio Sales Manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was Vice President and Chief Financial Officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was Controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was Executive Vice President of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a Deputy Program Manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in Applied Mathematics from the Rensselaer Polytechnic Institute, an MS in Industrial Engineering/Operations Research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 59, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley

James A. Kamradt, age 37, Director of Pricing and Syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the National Operations Officer for the computer leasing division of Phoenix American; and Regional Credit Manager for Dana Commercial Credit Corporation. Mr. Kamradt received his B.S. from Michigan Technological University's Engineering School of Business, and his M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 40, is Senior Vice President - Marketing for ALC. He joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 44, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 37, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A.
degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and their Affiliates. The amount of such remuneration paid for the years ended December 31, 1998, 1997 and 1996 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.

Selling Commissions

The Partnership will pay selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL. Of this amount, the majority is expected to be reallowed to other broker/dealers.

Through December 31, 1996, $11,875,000 of such commissions (the maximum allowable) had been paid to ATEL or its affiliates. Of that amount, $10,163,554 was reallowed to other broker/dealers.

Acquisition Fees

Acquisition fees were paid to ATEL for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. The total amount of acquisition fees paid to ATEL or their affiliates was not to exceed 3% of the aggregate purchase price of equipment acquired with the net proceeds of the offering and was not to exceed 4.5% of the Gross Proceeds of the Offering.

Through December 31, 1996, $5,625,000 of such fees (the maximum allowable amount) had been paid to ATEL or its affiliates.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, ATEL or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 3.5% of the gross lease revenues from "operating" leases, as defined, and (ii) 2% of gross lease revenues from "full payout" leases, as defined, which contain net lease provisions.

See Notes to the financial statements included at Item 8 of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership's equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, ATEL shall be entitled to receive the Incentive management fee which shall be payable for each fiscal quarter and shall be an amount equal to 1% of cash distributions from operations, sales or refinancing and 3.25% (4% prior to July 1, 1995) of cash distributions from operations to an affiliate of ATEL until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee paid to the affiliate of ATEL shall be 4% of all distributions of cash from operations, sales or refinancing.

See Notes to the financial statements included at Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, ATEL shall be entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

Equipment Re-lease Fee

As compensation for providing re-leasing services, ATEL shall receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) ATEL or their affiliates have and will maintain adequate staff to render such services to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) ATEL or its affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) ATEL or its affiliates are compensated for rendering equipment management services. To date, none have been accrued or paid.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to ATEL. See financial statements included in Item 8, Part I of this report for amounts allocated to ATEL in 1998, 1997 and 1996.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1998 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The shareholders of ATEL are beneficial owners of Limited Partnership Units as follows:

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

ATEL may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefor of Limited Partners holding 10% or more of the total outstanding Limited Partnership units.


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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                       (a)Financial Statements and Schedules
                       1. Financial Statements
                          Included in Part II of this report:

                          Report of Independent Auditors

                          Balance Sheets at December 31, 1998 and 1997

                          Statements of Operations for the years ended December 31, 1998, 1997 and 1996

                          Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1997 and 1996

                          Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

                       (b)Reports on Form 8-K for the fourth quarter of 1998
                          None

                       (c)Exhibits
                          (3)and (4) Agreement of Limited Partnership,  included
                             as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1994 (File No. 33-81952).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    Date: 3/26/1999

                               ATEL Cash  Distribution  Fund VI, L.P.
                          (Registrant)


      By: ATEL Financial Corporation,
          General Partner of Registrant



                     By: /s/  A. J. Batt
                         --------------------------------------------------
                         A. J. Batt,
                         President and Chief Executive Officer of
                         ATEL Financial Corporation (General
                         Partner)




                     By:  /s/ Dean Cash
                         --------------------------------------------------
                         Dean Cash,
                         Executive Vice President of ATEL
                         Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


        SIGNATURE               CAPACITIES                               DATE



      /s/ A. J. Batt     President, chairman and chief executive       3/26/1999
-------------------------officer of ATEL Financial Corporation
        A. J. Batt




       /s/ Dean Cash     Executive vice president and director         3/26/1999
-------------------------of ATEL Financial Corporation
        Dean Cash



 /s/ Donald E. Carpenter Principal financial officer of registrant;    3/26/1999
-------------------------principalfinancial officer of ATEL Financial
   Donald E. Carpenter   Corporation Principal accounting officer
                         of registrant; principal accounting officer
                         of ATEL Financial Corporation



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