Form 10-Q
period 1999-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 1999-05-17
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                     For the quarterly period ended March 31, 1999

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)


                                     ASSETS

                                                 1999               1998
                                                 ----               ----
Cash and cash equivalents                          $ 214,283          $ 744,132

Accounts receivable                                4,606,599          9,786,041

Investments in leases                            123,073,700        129,566,007
                                           ------------------ ------------------
Total assets                                    $127,894,582       $140,096,180
                                           ================== ==================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $54,680,956        $65,164,309

Lines of credit                                    5,100,000          5,100,000

Accounts payable:
   General Partner                                   168,120            171,050
   Equipment purchases                               125,400            255,252
   Other                                           1,848,055            604,768

Accrued interest payable                             221,025          2,275,444

Unearned operating lease income                    1,077,196            202,920
                                           ------------------ ------------------
Total liabilities                                 63,220,752         73,773,743
Partners' capital:
     General Partner                                (504,176)          (409,182)
     Limited Partners                             65,178,006         66,731,619
                                           ------------------ ------------------
Total partners' capital                           64,673,830         66,322,437
                                           ------------------ ------------------
Total liabilities and partners' capital         $127,894,582       $140,096,180
                                           ================== ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)

Revenues:                                                       1999               1998
                                                                ----               ----
   Leasing activities:
      Operating leases                                          $ 9,508,632        $ 9,022,658
      Direct financing leases                                        28,220             36,015
      Gain on sales of assets                                        70,965            677,397
Interest                                                              1,738             11,119
Other                                                                 6,058              5,591
                                                          ------------------ ------------------
                                                                  9,615,613          9,752,780
Expenses:
Depreciation and amortization                                     6,058,255          6,801,704
Interest expense                                                  1,226,348          1,729,830
Administrative cost reimbursements to General Partner                43,679            121,773
Equipment and incentive management fees to General Partner          385,195            370,638
Other                                                               215,027            198,369
Professional fees                                                    11,032             10,190
Provision for losses                                                      -             97,528
                                                          ------------------ ------------------
                                                                  7,939,536          9,330,032
                                                          ------------------ ------------------
Net income                                                      $ 1,676,077          $ 422,748
                                                          ================== ==================

Net income:
   General Partner                                                 $ 16,761            $ 4,227
   Limited Partners                                               1,659,316            418,521
                                                          ------------------ ------------------
                                                                $ 1,676,077          $ 422,748
                                                          ================== ==================

Net income per Limited Partnership Unit                              $ 0.13             $ 0.03
Weighted average number of Units outstanding                     12,500,050         12,500,050


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 1999
                                   (Unaudited)

                                     Limited Partners              General
                                Units            Amount            Partner             Total

Balance December 31, 1998        12,500,050      $66,731,619         $ (409,182)       $66,322,437
Distributions to partners                         (3,212,929)          (111,755)        (3,324,684)
Net income                                         1,659,316             16,761          1,676,077
                          ------------------ ---------------- ------------------ ------------------
Balance March 31, 1999           12,500,050      $65,178,006         $ (504,176)       $64,673,830
                          ================== ================ ================== ==================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998


Operating activities:                                       1999               1998
                                                            ----               ----
Net income                                                  $ 1,676,077          $ 422,748
Adjustments to reconcile net income to cash provided
   by operating activities:
   Depreciation and amortization                              6,058,255          6,801,704
   Gain on sales of assets                                      (70,965)          (677,397)
   Provision for losses                                               -             97,528
   Changes in operating assets and liabilities:
      Accounts receivable                                       379,442          1,473,796
      Accounts payable, General Partner                          (2,930)           (91,442)
      Accounts payable, other                                 1,243,287            999,289
      Accrued interest payable                                   49,617            149,312
      Unearned lease income                                     874,276            957,507
                                                      ------------------ ------------------
Net cash provided by operations                              10,207,059         10,133,045
                                                      ------------------ ------------------

Investing activities:
Proceeds from sales of assets                                   456,789          1,883,554
Reduction of net investment in direct financing leases           48,228            149,537
Purchases of equipment on operating leases                     (129,852)                 -
                                                      ------------------ ------------------
Net cash provided by investing activities                       375,165          2,033,091
                                                      ------------------ ------------------

Financing activities:
Repayments of non-recourse debt                              (7,787,389)        (6,914,040)
Repayments of borrowings under line of credit                         -         (5,850,000)
Proceeds of non-recourse debt                                         -          4,199,995
Distributions to partners                                    (3,324,684)        (3,156,698)
                                                      ------------------ ------------------
Net cash used in financing activities                       (11,112,073)       (11,720,743)
                                                      ------------------ ------------------

Net (decrease) increase in cash and cash equivalents           (529,849)           445,393

Cash and cash equivalents at beginning of period                744,132            739,701
                                                      ------------------ ------------------
Cash and cash equivalents at end of period                    $ 214,283        $ 1,185,094
                                                      ================== ==================


Supplemental disclosures of cash flow information:
Cash paid during the period for interest                    $ 1,176,731        $ 1,580,518
                                                      ================== ==================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service per
   lease and debt agreement:
Accrued interest payable                                   $ (2,104,036)      $ (3,864,443)
Non-recourse debt                                            (2,695,964)          (935,557)
                                                      ------------------ ------------------
Accounts receivable                                        $ (4,800,000)      $ (4,800,000)
                                                      ================== ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                             Depreciation
                                              Balance         Expense or         Reclassi-           Balance
                                           December 31,      Amortization      fications or         March 31,
                                               1998           of Leases        Dispositions           1999
                                               ----           ---------      - -------------          ----
Net investment in operating leases            $126,447,049     $ (5,860,859)        $ (338,389)      $120,247,801
Net investment in direct financing leases        1,222,716          (48,228)            (8,206)         1,166,282
Residual interests                                 379,551                -                  -            379,551
Assets held for sale or lease                       99,038                             (39,229)            59,809
Reserve for losses                                (785,086)               -                  -           (785,086)
Initial direct costs, net of
   accumulated amortization                      2,202,739         (197,396)                 -          2,005,343
                                         ------------------ ---------------- ------------------ ------------------
                                              $129,566,007     $ (6,106,483)        $ (385,824)      $123,073,700
                                         ================== ================ ================== ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                  Balance                                                Balance
                               December 31,                                             March 31,
                                   1998           Additions        Dispositions           1999
                                   ----           ---------        ------------           ----
Transportation                     $99,965,294                           $ (46,242)       $99,919,052
Construction                        32,178,737                                   -         32,178,737
Manufacturing                       30,086,474                                   -         30,086,474
Materials handling                  18,442,909                            (516,356)        17,926,553
Office automation                   10,485,156                          (1,206,953)         9,278,203
Miscellaneous                        3,453,751                                   -          3,453,751
Communications                         658,185                                   -            658,185
Medical                                343,409                                   -            343,409
Food processing                        317,520                                   -            317,520
                             ------------------ ---------------- ------------------ ------------------
                                   195,931,435                          (1,769,551)       194,161,884
Less accumulated depreciation      (69,484,386)     ($5,860,859)         1,431,162        (73,914,083)
                             ------------------ ---------------- ------------------ ------------------
                                  $126,447,049     $ (5,860,859)        $ (338,389)      $120,247,801
                             ================== ================ ================== ==================

All of the property on leases was acquired in 1995, 1996 and 1997. There were no significant dispositions of such property.

At March 31, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                               Direct
          Year ending       Operating        Financing
         December 31,        Leases            Leases             Total
                 1999         $19,972,440        $ 269,046        $20,241,486
                 2000          20,285,928          259,074         20,545,002
                 2001          10,777,239          158,238         10,935,477
                 2002           4,847,069          112,480          4,959,549
                 2003           3,050,287           98,760          3,149,047
           Thereafter          12,975,397          395,040         13,370,437
                        ------------------ ---------------- ------------------
                              $71,908,360       $1,292,638        $73,200,998
                        ================== ================ ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.33% to 12.22%.


Future minimum principal payments of non-recourse debt are as follows:

         Year ending
        December 31,       Principal         Interest            Total
                1999         $ 8,152,477       $1,952,150        $10,104,627
                2000          15,889,562        3,714,499         19,604,061
                2001           8,834,242        2,531,010         11,365,252
                2002           5,755,960        1,831,550          7,587,510
                2003           5,488,995        1,241,942          6,730,937
          Thereafter          10,559,720        4,302,772         14,862,492
                       ------------------ ---------------- ------------------
                             $54,680,956      $15,573,923        $70,254,879
                       ================== ================ ==================


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

                                 MARCH 31, 1999
                                   (Unaudited)


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                       1999               1998
                                                                                       ----               ----
Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                         $ 385,195          $ 370,638

Administrative costs reimbursed to General Partner                                          43,679            121,773
                                                                                 ----------------- -------------------
                                                                                         $ 428,874          $ 492,411
                                                                                 ================== ==================


6. Partner's capital:

As  of  March  31,  1999,   12,500,050  Units  ($125,000,500)  were  issued  and
outstanding.

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

                                 MARCH 31, 1999
                                   (Unaudited)


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

At March 31, 1999, the Partnership had $5,100,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 1999 and 1998, the Partnership's primary activity was engaging in equipment leasing activities. In each year, the Partnership's primary source of liquidity was rents from operating leases.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 2000.

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

Through March 31, 1999, the Partnership had borrowed $100,521,405 on a non-recourse basis. As of that date, $54,691,399 remained outstanding. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of March 31, 1999, there were no such commitments.

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

Cash Flows

During the first quarters of 1999 and 1998, the Partnership's primary source of cash was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both years.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash. The only investing use of cash in 1999 was to make a deferred payment on the purchase of assets on operating leases.

There were no sources of cash from financing activities in 1999. In 1998, the only financing source of cash was proceeds of non-recourse debt. Those proceeds (in 1998) were used to make repayments on the line of credit. Repayments of non-recourse debt have increased compared to 1998. In 1999, a larger portion of debt payments were applied to principal reductions than in 1998.



Results of operations

Operations resulted in a net income of $1,665,634 in 1999 compared to $422,748 in 1998. The Partnership's primary source of revenues is from operating leases.

In 1998, almost all of the gains recognized on the sales of lease assets resulted from the sale of rail tank cars. The assets had been carried as direct financing lease assets and had been leased to IMC Fertilizer. There were no similar large sales of assets in 1999.

Interest expense has been reduced due to scheduled payments on the Partnership's non-recourse debt and due to reductions of the amounts borrowed under the line of credit. Debt has been reduced from a total of $86,397,591 at December 31, 1997 to $59,791,399 at March 31, 1999.

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

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                   (a)Documents filed as a part of this report

                   1.  Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, March 31, 1999 and December 31, 1998.

                       Statement of changes in  partners'  capital for the three
                         months ended March 31, 1999.

                       Income statements for the three month periods ended March
                         31, 1999 and 1998.

                       Statements  of cash  flows  for the three  month  periods
                         ended March 31, 1999 and 1998.

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

Date:
May 14, 1999

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



              By: ATEL Financial Corporation
                  General Partner of Registrant




                                 By:   /s/ A. J. Batt
                                       -----------------------------------
                                       A. J. Batt
                                       President and Chief Executive Officer
                                       of General Partner




                                 By:   /s/ Dean L. Cash
                                       -----------------------------------
                                       Dean L. Cash
                                       Executive Vice President
                                       of General Partner




              By: /s/ Paritosh K. Choksi
                  ---------------------------------------
                  Paritosh K. Choksi
                  Principal financial officer
                  of registrant




              By: /s/ Donald E. Carpenter
                  ---------------------------------------
                  Donald E. Carpenter
                  Principal accounting
                  officer of registrant