Form 10-Q
period 1999-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 1999-08-13
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                        For the quarterly period ended June 30, 1999

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)


                                     ASSETS

                                                  1999               1998
                                                  ----               ----
Cash and cash equivalents                           $ 447,985         $ 744,132

Accounts receivable                                 6,857,675         9,786,041

Investments in leases                             116,891,773       129,566,007
                                            ------------------ -----------------
Total assets                                     $124,197,433      $140,096,180
                                            ================== =================


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $52,404,057       $65,164,309

Line of credit                                      6,350,000         5,100,000

Accounts payable:
   General Partner                                  1,027,570           171,050
   Other                                              692,358           604,768
   Equipment purchases                                130,852           255,252

Accrued interest payable                              808,723         2,275,444

Unearned operating lease income                       273,333           202,920
                                            ------------------ -----------------
Total liabilities                                  61,686,893        73,773,743
Partners' capital:
     General Partner                                 (492,985)         (409,182)
     Limited Partners                              63,003,525        66,731,619
                                            ------------------ -----------------
Total partners' capital                            62,510,540        66,322,437
                                            ------------------ -----------------
Total liabilities and partners' capital          $124,197,433      $140,096,180
                                            ================== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                     Six Months                           Three Months
                                                   Ended June 30,                        Ended June 30,
                                                   --------------                        --------------
                                               1999              1998               1999               1998
                                               ----              ----               ----               ----
Revenues:
Leasing activities:
   Operating lease revenues                  $ 18,054,921       $ 18,243,619        $ 8,546,289       $ 9,220,961
   Direct financing leases                         56,606             68,501             28,386            32,486
   Gain on sales of assets                        157,439            795,189             86,474           117,792
Interest income                                     3,447             16,980              1,709             5,861
Other                                              12,519              9,721              6,461             4,130
                                         ----------------- ------------------ ------------------ -----------------
                                               18,284,932         19,134,010          8,669,319         9,381,230
Expenses:
Depreciation and amortization                  11,856,615         13,512,038          5,798,360         6,710,334
Interest                                        2,517,878          3,452,060          1,291,530         1,722,230
Equipment and incentive management fees           576,016            631,370            190,821           260,732
Other                                             350,286            366,666            135,259           168,297
Administrative cost reimbursements                150,308            185,529            106,629            63,756
Professional fees                                  38,661             21,752             27,629            11,562
Provision for losses                                    -             97,528                  -                 -
                                         ----------------- ------------------ ------------------ -----------------
                                               15,489,764         18,266,943          7,550,228         8,936,911
                                         ----------------- ------------------ ------------------ -----------------
Net income                                    $ 2,795,168          $ 867,067        $ 1,119,091         $ 444,319
                                         ================= ================== ================== =================
Net income:
     General partner                             $ 27,952            $ 8,671           $ 11,191           $ 4,443
     Limited partners                           2,767,216            858,396          1,107,900           439,876
                                         ----------------- ------------------ ------------------ -----------------
                                              $ 2,795,168          $ 867,067        $ 1,119,091         $ 444,319
                                         ================= ================== ================== =================
Weighted average number of units
   outstanding                                 12,500,050         12,500,050         12,500,050        12,500,050

Net loss per limited partnership unit               $0.22              $0.07              $0.09             $0.04



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1999
                                   (Unaudited)


                                              Limited Partners        General
                                 Units             Amount             Partner            Total

Balance December 31, 1998         12,500,050       $ 66,731,619         $ (409,182)      $66,322,437
Distributions to partners                            (6,495,310)          (111,755)       (6,607,065)
Net income                                            2,767,216             27,952         2,795,168
                            ----------------- ------------------ ------------------ -----------------
Balance June 30, 1999             12,500,050       $ 63,003,525         $ (492,985)      $62,510,540
                            ================= ================== ================== =================

                             See accompanying notes.

                             STATEMENT OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                      Six Months                           Three Months
                                                                    Ended June 30,                        Ended June 30,
                                                                    --------------                        --------------
                                                                1999              1998               1999               1998
                                                                ----              ----               ----               ----
Operating activities:
Net income                                                     $ 2,795,168          $ 867,067        $ 1,119,091         $ 444,319
Adjustments to reconcile net income to net
   cash provided by operations
   Depreciation and amortization                                11,856,615         13,512,038          5,798,360         6,710,334
   Gain on sales of assets                                        (157,439)          (795,189)           (86,474)         (117,792)
   Provision for losses                                                  -             97,528                  -                 -
Changes in operating assets and liabilities:
      Accounts receivable                                        2,928,366          3,790,999          2,548,924        (2,482,797)
      Accounts payable, general partner                            856,520           (253,626)           859,450          (162,184)
      Accounts payable, other                                       87,590          1,151,352         (1,155,697)          152,063
      Accrued interest expense                                  (1,466,721)        (2,837,356)        (1,516,338)          877,775
      Unearned lease income                                         70,413            242,507           (803,863)         (715,000)
                                                          ----------------- ------------------ ------------------ -----------------

Net cash provided by operating activities                       16,970,512         15,775,320          6,763,453         4,706,718
                                                          ----------------- ------------------ ------------------ -----------------

Investing activities:
Proceeds from sales of assets                                      871,191          2,308,466            414,402           424,912
Reduction in net investment in direct
   financing leases                                                103,867            258,270             55,639           108,733
Purchase of equipment on operating leases                         (124,400)                 -              5,452                 -
                                                          ----------------- ------------------ ------------------ -----------------

Net cash provided by investing activities                          850,658          2,566,736            475,493           533,645
                                                          ----------------- ------------------ ------------------ -----------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                      Six Months                          Three Months
                                                                    Ended June 30,                       Ended June 30,
                                                                    --------------                       --------------
                                                                1999              1998               1999               1998
                                                                ----              ----               ----               ----
Financing activities:
Repayment of long-term non-recourse debt                       (12,760,252)       (10,280,075)        (4,972,863)       (2,430,478)
Distributions to partners                                       (6,607,065)        (6,281,757)        (3,282,381)       (3,125,059)
Borrowings on line of credit                                     1,250,000                             1,250,000
Repayment of line of credit                                              -         (5,850,000)                 -                 -
Proceeds of long-term non-recourse debt                                  -          4,199,995                  -                 -
                                                          ----------------- ------------------ ------------------ -----------------

Net cash provided by financing activities                      (18,117,317)       (18,211,837)        (7,005,244)       (5,555,537)
                                                          ----------------- ------------------ ------------------ -----------------

Net (decrease) increase in cash and
   cash equivalents                                               (296,147)           130,219            233,702          (315,174)
Cash at beginning of period                                        744,132            739,701            214,283         1,185,094
                                                          ----------------- ------------------ ------------------ -----------------
Cash at end of period                                            $ 447,985          $ 869,920          $ 447,985         $ 869,920
                                                          ================= ================== ================== =================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                       $ 1,880,563        $ 2,424,973          $ 703,832         $ 844,455
                                                          ================= ================== ================== =================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service
   per lease and debt agreement:
Accrued interest payable                                       $(2,104,036)       $(3,864,443)               $ 0               $ 0
Non-recourse debt                                               (2,695,964)          (935,557)                 -                 -
                                                          ----------------- ------------------ ------------------ -----------------
Accounts receivable                                            $(4,800,000)       $(4,800,000)               $ 0               $ 0
                                                          ================= ================== ================== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                              Depreciation
                                                              Expense or          Reclass-
                                           December 31,      Amortization       ifications &         June 30,
                                               1998            of Leases        Dispositions           1999
                                               ----            ---------      - -------------          ----
Net investment in operating leases           $126,447,049       $(11,475,914)        $ (962,070)     $114,009,065
Net investment in direct financing leases       1,222,716           (103,867)            (6,742)        1,112,107
Assets held for sale or lease                      99,038                  -            255,060           354,098
Residual interests                                379,551                  -                  -           379,551
Reserve for losses                               (785,086)                 -                  -          (785,086)
Initial direct costs, net of accumulated
   amortization                                 2,202,739           (380,701)                 -         1,822,038
                                         ----------------- ------------------ ------------------ -----------------
                                             $129,566,007       $(11,960,482)        $ (713,752)     $116,891,773
                                         ================= ================== ================== =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                                                   Acquisitions &        Balance
                               December 31,                         Dispositions         June 30,
                                   1998           1st Quarter        2nd Quarter           1999
                                   ----           -----------        -----------           ----
Transportation                   $ 99,965,294          $ (46,242)        $ (181,510)      $99,737,542
Construction                       32,178,737                  -                  -        32,178,737
Manufacturing                      30,086,474                  -           (302,940)       29,783,534
Materials handling                 18,442,909           (516,356)        (1,009,500)       16,917,053
Office automation                  10,485,156         (1,206,953)          (282,900)        8,995,303
Miscellaneous                       3,453,751                  -                  -         3,453,751
Communications                        658,185                  -                  -           658,185
Medical                               343,409                  -                  -           343,409
Food processing                       317,520                  -                  -           317,520
                             ----------------- ------------------ ------------------ -----------------
                                  195,931,435         (1,769,551)        (1,776,850)      192,385,034
Less accumulated depreciation     (69,484,386)        (4,429,697)        (4,461,886)      (78,375,969)
                             ----------------- ------------------ ------------------ -----------------
                                 $126,447,049        $(6,199,248)       $(6,238,736)     $114,009,065
                             ================= ================== ================== =================

All of the property on leases was acquired in 1995, 1996 and 1997.

At June 30, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                              Direct
          Year ending     Operating          Financing
         December 31,       Leases            Leases              Total
                 1999      $ 13,998,355          $ 185,919       $ 14,184,274
                 2000        20,285,928            260,274         20,546,202
                 2001        10,777,239            158,238         10,935,477
                 2002         4,847,069            112,480          4,959,549
                 2003         3,050,287             98,760          3,149,047
           Thereafter        12,975,397            395,040         13,370,437
                       ------------------ ------------------ -----------------
                           $ 65,934,275        $ 1,210,711       $ 67,144,986
                       ================= ================== ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.5% to 12.229%.

Future minimum principal payments of non-recourse debt are as follows:

           Year ending
          December 31,     Principal          Interest             Total
                  1999       $ 5,875,578        $ 1,349,708        $ 7,225,286
                  2000        15,889,562          3,714,499         19,604,061
                  2001         8,834,242          2,531,010         11,365,252
                  2002         5,755,960          1,831,550          7,587,510
                  2003         5,488,995          1,241,942          6,730,937
            Thereafter        10,559,720          4,302,772         14,862,492
                        ------------------ ------------------ -----------------
                            $ 52,404,057       $ 14,971,481       $ 67,375,538
                        ================= ================== ==================


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      1999               1998
                                                                                      ----               ----
Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                        $ 576,016         $ 631,370

Reimbursement of administrative costs                                                     150,308           185,529
                                                                                ------------------ -----------------
                                                                                        $ 726,324         $ 816,899
                                                                                ================== =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At June 30, 1999, the Partnership had $6,350,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first half of 1999, the Partnership's primary activity was engaging in equipment leasing activities.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $95,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 2000.

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

As of June 30, 1999, the Partnership had borrowed $100,521,405 with a remaining unpaid balance of $52,404,057. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 1999.

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

Cash Flows, 1999 vs. 1998:

Six months:

In 1999 and 1998, the Partnership's primary source of cash was rents from operating leases. Cash provided by operations increased by $1,326,044 (from $15,775,320 in 1998 to $17,101,364 in 1999).

The only sources of cash from investing activities were direct financing lease rents and proceeds from sales of lease assets. Neither of these was as significant as operating sources of cash.

In 1999, the only source of cash from financing activities was borrowings on the line of credit. Payments of non-recourse debt have increased as a result of borrowings in the first quarter of 1998. The Partnership's only significant source of cash from financing activities in 1998 was proceeds of non-recourse debt. The proceeds of this debt were used to make payments on the Partnership's line of credit.

Three months:

Operating lease rents were the primary source of cash from operating activities in 1999 and 1998.

As noted above for the six month period, proceeds from asset sales and direct financing lease rents were the only sources of cash from investing activities in 1999 and 1998 and were not as significant as cash flows from operations.

There were no sources of cash from financing activities in 1999 or in 1998. Debt payments have increased for the same reasons note above for the six month period.


Results of operations

In 1999, operations resulted in net income of $2,795,168 (six months) and $1,119,091 (three months). In 1998, operations resulted in net income of $867,067 (six months) and $444,319 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. Operating lease rents decreased compared to 1998 due to sales of lease assets over the last year. As Interest expense is related to the borrowings under the line of credit and non-recourse debt and has decreased because of decreased debt balances compared to 1998.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                   (a)Documents filed as a part of this report

                   1.   Financial Statements

                        Included in Part I of this report:

                        Balance Sheets, June 30, 1999 and December 31, 1998.

                        Statements of operations for the six and three month periods ended June 30, 1999 and 1998.

                        Statement of changes in partners' capital for the six month period ended June 30, 1999.

                        Statements of cash flows for the six and three month periods ended June 30, 1999 and 1998.

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

Date:
August 13, 1999

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



            By: ATEL Financial Corporation
                General Partner of Registrant




                               By:   /s/ A.  J.  BATT
                                    ------------------------------------
                                    A. J. Batt
                                    President and Chief Executive Officer
                                    of General Partner




                               By:    /s/ DEAN L. CASH
                                    ------------------------------------
                                    Dean L. Cash
                                    Executive Vice President
                                    of General Partner




            By:   /s/ PARITOSH K. CHOKSI
                ------------------------------------
                Paritosh K. Choksi
                Principal financial officer
                of registrant




            By:   /s/ DONALD E.  CARPENTER
                ------------------------------------
                Donald E. Carpenter
                Principal accounting
                officer of registrant