Form 10-Q
period 1999-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 1999-11-15
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X|     Quarterly  Report  Pursuant to Section 13 or
                     15(d)  of  the  Securities  Exchange  Act of
                     1934.   For  the   quarterly   period  ended
                     September 30, 1999

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)


                                     ASSETS

                                                  1999              1998
                                                  ----              ----
Cash and cash equivalents                        $ 1,018,402         $ 744,132

Accounts receivable                                7,729,032         9,786,041

Investments in leases                            110,335,642       129,566,007
                                            ----------------- -----------------
Total assets                                    $119,083,076      $140,096,180
                                            ================= =================


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                               $ 48,645,505      $ 65,164,309

Line of credit                                     7,350,000         5,100,000

Accounts payable:
   General Partner                                 1,121,294           171,050
   Equipment purchases                               139,224           255,252
   Other                                             731,213           604,768

Accrued interest payable                           1,075,507         2,275,444

Unearned operating lease income                      319,785           202,920
                                            ----------------- -----------------
Total liabilities                                 59,382,528        73,773,743
Partners' capital:
   General Partner                                  (488,259)         (409,182)
   Limited Partners                               60,188,807        66,731,619
                                            ----------------- -----------------
Total partners' capital                           59,700,548        66,322,437
                                            ----------------- -----------------
Total liabilities and partners' capital         $119,083,076      $140,096,180
                                            ================= =================




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1999
                                   (Unaudited)




                                                                 Nine Months Ended                   Three Months Ended
                                                                  September 30,                        September 30,
                                                                  -------------                        -------------
                                                              1999              1998               1999              1998
                                                              ----              ----               ----              ----
Revenues:
Leasing activities:
   Operating leases                                          $26,218,702       $ 26,712,867       $ 8,163,781       $ 8,469,248
   Direct financing leases                                        82,736            108,287            26,130            39,786
   Gain on sales of assets                                       222,217            851,569            64,778            56,380
Interest                                                           5,879             20,507             2,432             3,527
Other                                                             17,367             13,571             4,848             3,850
                                                        ------------------------------------ -----------------------------------
                                                              26,546,901         27,706,801         8,261,969         8,572,791
Expenses:
Depreciation and amortization                                 17,327,722         19,971,865         5,471,107         6,459,827
Interest expense                                               3,710,959          4,932,006         1,193,081         1,479,946
Equipment and incentive management fees to
   General Partner                                               886,812          1,038,051           310,796           406,681
Other                                                            521,470            554,496           171,184           187,830
Administrative cost reimbursements to General
   Partner                                                       278,463            308,672           128,155           123,143
Professional fees                                                 53,660             55,276            14,999            33,524
Provision for losses                                             500,000             97,528           500,000                 -
                                                        ------------------------------------ -----------------------------------
                                                              23,279,086         26,957,894         7,789,322         8,690,951
                                                        ------------------------------------ -----------------------------------
Net income (loss)                                            $ 3,267,815          $ 748,907         $ 472,647        $ (118,160)
                                                        ==================================== ===================================


Net income (loss):
   General Partner                                              $ 32,678            $ 7,489           $ 4,726          $ (1,182)
   Limited Partners                                            3,235,137            741,418           467,921          (116,978)
                                                        ------------------------------------ -----------------------------------
                                                             $ 3,267,815          $ 748,907         $ 472,647        $ (118,160)
                                                        ================= ================== ================= =================


Net income (loss) per Limited Partnership Unit                    $ 0.26             $ 0.06            $ 0.04           $ (0.01)

Weighted average number of Units outstanding                  12,500,050         12,500,050        12,500,050        12,500,050



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1999

                                   (Unaudited)

                                             Limited Partners       General
                                Units             Amount            Partner            Total

Balance December 31, 1998        12,500,050       $ 66,731,619        $ (409,182)     $ 66,322,437
Distributions to partners                           (9,777,949)         (111,755)       (9,889,704)
Net income                                           3,235,137            32,678         3,267,815
                           ------------------------------------ ----------------- -----------------
Balance September 30, 1999       12,500,050       $ 60,188,807        $ (488,259)     $ 59,700,548
                           ================= ================== ================= =================


                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1999


                                                                 Nine Months Ended                   Three Months Ended
                                                                   September 30,                        September 30,
                                                                   -------------                        -------------
                                                              1999              1998               1999              1998
                                                              ----              ----               ----              ----
Operating activities:
Net income (loss)                                            $ 3,267,815          $ 748,907         $ 472,647        $ (118,160)
Adjustment to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                              17,327,722         19,971,865         5,471,107         6,459,827
   Gain on sales of assets                                      (222,217)          (851,569)          (64,778)          (56,380)
   Provision for losses                                          500,000             97,528           500,000                 -
   Changes in operating assets and liabilities:
      Accounts receivable                                     (2,742,991)        (1,701,454)       (5,671,357)         (692,453)
      Accounts payable, General Partner                          950,244            (66,160)           93,724           187,466
      Accounts payable, other                                    126,445            129,978            38,855        (1,021,374)
      Accrued interest payable                                   904,099          1,178,144         2,370,820           151,057
      Unearned lease income                                      116,865            165,921            46,452           (76,586)
                                                        ----------------- ------------------ ----------------- -----------------
Net cash provided by operations                               20,227,982         19,673,160         3,257,470         4,833,397
                                                        ----------------- ------------------ ----------------- -----------------

Investing activities:
Purchases of equipment on operating leases                      (116,028)                 -             8,372                 -
Reduction in net investment in direct financing
   leases                                                        186,910            320,815            83,043            62,545
Proceeds from sales of assets                                  1,437,950          2,649,734           566,759           341,268
                                                        ----------------- ------------------ ----------------- -----------------
Net cash provided by investing activities                      1,508,832          2,970,549           658,174           403,813
                                                        ----------------- ------------------ ----------------- -----------------


                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1999


                                                                 Nine Months Ended                   Three Months Ended
                                                                   September 30,                        September 30,
                                                                   -------------                        -------------
                                                              1999              1998               1999              1998
                                                              ----              ----               ----              ----
Financing activities:
Repayments of non-recourse debt                              (13,822,840)       (13,193,919)       (1,062,588)       (3,849,401)
Distributions to Partners                                     (9,889,704)        (9,505,483)       (3,282,639)       (3,223,726)
Borrowings under line of credit                                2,250,000          1,200,000         1,000,000         1,200,000
Repayments of borrowings under line of credit                          -         (5,850,000)                -                 -
Proceeds of non-recourse debt                                          -          4,199,995                 -                 -
                                                        ----------------- ------------------ ----------------- -----------------
Net cash used in financing activities                        (21,462,544)       (23,149,407)       (3,345,227)       (5,873,127)
                                                        ----------------- ------------------ ----------------- -----------------
Net increase (decrease) in cash and cash
   equivalents                                                   274,270           (505,698)          570,417          (635,917)
Cash and cash equivalents at beginning of
   period                                                        744,132            739,701           447,985           869,920
                                                        ----------------- ------------------ ----------------- -----------------
Cash and cash equivalents at end of period                   $ 1,018,402          $ 234,003       $ 1,018,402         $ 234,003
                                                        ================= ================== ================= =================


Supplemental disclosures of cash flow information:
Cash paid during the period for interest                     $ 4,910,896        $ 7,618,305       $ 3,030,333       $ 1,328,889
                                                        ================= ================== ================= =================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service per
   lease and debt agreement:
Accrued interest payable                                    $ (2,104,036)       $(3,864,443)              $ 0               $ 0
Non-recourse debt                                             (2,695,964)          (935,557)                -                 -
                                                        ----------------- ------------------ ----------------- -----------------
Accounts receivable                                         $ (4,800,000)       $(4,800,000)              $ 0               $ 0
                                                        ================= ================== ================= =================





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                            Depreciation
                                                            Balance          Expense or          Reclass-          Balance
                                                          December 31,      Amortization       ifications &     September 30,
                                                              1998            of Leases        Dispositions          1999
                                                              ----            ---------        ------------          ----
Net investment in operating leases                          $126,447,049       ($16,780,438)      ($1,523,841)     $108,142,770
Net investment in direct financing leases                      1,222,716           (186,910)           (6,743)        1,029,063
Equipment held for sale or lease                                  99,038                  -           314,851           413,889
Residual interests                                               379,551                  -                 -           379,551
Initial direct costs, net of accumulated
   amortization of $2,094,732 in 1998 and
   $2,568,966 in 1999                                          2,202,739           (547,284)                -         1,655,455
Reserve for losses                                              (785,086)          (500,000)                -        (1,285,086)
                                                        ----------------- ------------------ ----------------- -----------------
                                                            $129,566,007       $(18,014,632)      $(1,215,733)     $110,335,642
                                                        ================= ================== ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                         Balance                                                                   Balance
                                      December 31,      Acquisitions, Dispositions & Reclassifications          September 30,
                                          1998            1st Quarter        2nd Quarter       3rd Quarter           1999
                                          ----            -----------        -----------       -----------           ----
Transportation                           $ 99,965,294          $ (46,242)        $ (181,510)       $ (196,339)     $ 99,541,203
Construction                               32,178,737                  -                  -          (492,220)       31,686,517
Manufacturing                              30,086,474                  -           (302,940)         (145,693)       29,637,841
Materials handling                         18,442,909           (516,356)        (1,009,500)         (816,986)       16,100,067
Office automation                          10,485,156         (1,206,953)        $ (282,900)       (1,200,794)        7,794,509
Miscellaneous                               3,453,751                  -                  -                 -         3,453,751
Communications                                658,185                  -                  -                 -           658,185
Medical                                       343,409                  -                  -                 -           343,409
Food processing                               317,520                  -                  -                 -           317,520
                                    ------------------  ----------------- ------------------ ----------------- -----------------
                                          195,931,435         (1,769,551)        (1,776,850)       (2,852,032)      189,533,002
Less accumulated depreciation             (69,484,386)        (4,429,697)        (4,461,886)       (3,014,263)      (81,390,232)
                                    ------------------  ----------------- ------------------ ----------------- -----------------
                                        $ 126,447,049       $ (6,199,248)       $(6,238,736)      $(5,866,295)     $108,142,770
                                    ==================  ================= ================== ================= =================

All of the property on leases was acquired in 1995, 1996 and 1997.

At September 30, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                                              Direct
                                          Operating         Financing
                                           Leases             Leases            Total
Three months ending December 31, 1999       $ 6,177,897          $ 76,747       $ 6,254,644
        Year ending December 31, 2000        20,285,928           260,274        20,546,202
                                 2001        10,777,239           158,238        10,935,477
                                 2002         4,847,069           112,480         4,959,549
                                 2003         3,050,287            98,760         3,149,047
                           Thereafter        12,975,397           395,040        13,370,437
                                      ----------------- ------------------ -----------------
                                           $ 58,113,817       $ 1,101,539      $ 59,215,356
                                      ================== ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.37% to 15.54%.

Future minimum principal payments of non-recourse debt as of September 30, 1999 are as follows:

                                          Principal          Interest           Total
Three months ending December 31, 1999       $ 2,117,026         $ 526,088       $ 2,643,114
        Year ending December 31, 2000        15,889,562         3,714,499        19,604,061
                                 2001         8,834,242         2,531,010        11,365,252
                                 2002         5,755,960         1,831,550         7,587,510
                                 2003         5,488,995         1,241,942         6,730,937
                           Thereafter        10,559,720         4,302,772        14,862,492
                                      ----------------- ------------------ -----------------
                                           $ 48,645,505      $ 14,147,861      $ 62,793,366
                                      ================== ================= =================


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                  1999           1998
                                                                                  ----           ----
Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from
full payout leases, as defined in the Limited Partnership Agreement).              $ 886,812    $ 1,038,051

Administrative cost reimbursements to General Partner                                278,463        308,672
                                                                                ------------- --------------
                                                                                 $ 1,165,275    $ 1,346,723
                                                                                ============= ==============


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

                               SEPTEMBER 30, 1999
                                   (Unaudited)


5.  Related party transactions (continued):

Substantially all employees of the General Partner record time incurred in performing administrative services on behalf of all of the Partnerships serviced by the General Partner. The General Partner believes that the costs reimbursed are the lower of actual costs incurred on behalf of the Partnership or the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.


6. Partner's capital:

As of  September  30,  1999,  12,500,050  Units  ($125,000,500)  were issued and outstanding. The Fund is authorized to issue up to 12,500,050 Units, including the 50 Units issued to the initial limited partners.

The Partnership Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

     First,  95.75% of  Distributions  of Cash from  Operations  to the  Limited
     Partners, 1% of Distributions of Cash from Operations to the General Partner and 3.25% to an affiliate of the General Partner as Incentive
     Management  Compensation,  99% of  Distributions  of  Cash  from  Sales  or
     Refinancing to the Limited Partners and 1% of Cash from Sales or Refinancing to the General Partner.

     Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

     Third, an affiliate of the General Partner will receive as Incentive Management Compensation, 3.25% of remaining Cash from Sales or Refinancing.

     Fourth, the balance to the Limited Partners.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


7. Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on January 28, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At September 30, 1999, the Partnership had $7,350,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 1999, the Partnership's primary activity was equipment leasing and sales activities.

The Partnership's primary source of liquidity during the first nine months of 1999 was lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $95,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 28, 2000.

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

As of September 30, 1999, the Partnership had borrowed $100,521,405 with a remaining unpaid balance of $48,645,505. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of September 30, 1999.

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

1999 vs. 1998:

In 1999 and 1998, lease rents were the Partnership's primary source of cash. In both years, cash from operating activities was almost entirely from operating lease rents.

Proceeds from the sales of assets and direct financing lease rents were the only investing sources of cash. Proceeds from sales of such assets decreased by $1,211,784 compared to 1998. The only investing use of cash in 1999 was payments on the purchase of assets on operating leases.

Financing sources of cash consisted of borrowings on the line of credit (1999 and 1998) and proceeds of non-recourse debt (1998).


Results of operations

For the nine month periods, operations resulted in net income of $3,767,815 in 1999 and $748,907 in 1998. For the three month periods, operations resulted in net income of $972,642 in 1999 and a net loss of $118,160 in 1998. The Partnership's primary source of revenues is from operating leases.

Operating lease revenues decreased slightly for both the nine and three month periods compared to 1998.

Depreciation expense has declined by $2,644,143 (nine months) and $988,720 (three months) compared to 1998. The decreases were the result of asset sales over the last year.

Non-recourse debt balances have been reduced in 1999 compared to 1998 as a result of scheduled debt payments. This has led to the reduction of interest expense of $1,221,047 in 1999 compared to 1998 for the nine month period and $286,865 for the three month period.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                     (a) Documents filed as a part of this report

                     1.  Financial Statements

                         Included in Part I of this report:

                         Balance  Sheets,  September  30, 1999 and  December 31,
                         1998.

                         Statement of changes in partners' capital for the nine month period ended September 30, 1999.

                         Statements of operations for the nine and three month periods ended September 30, 1999 and 1998.

                         Statements of cash flows for the nine and three month periods ended September 30, 1999 and 1998.

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

Date:
November 12, 1999

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
        (Registrant)



      By: ATEL Financial Corporation
          General Partner of Registrant




                        By:    /s/ A. J. BATT
                              --------------------------------------------
                              A. J. Batt
                              President and Chief Executive Officer of
                              General Partner




                        By:     /s/ DEAN L. CASH
                              --------------------------------------------
                              Dean L. Cash
                              Executive Vice President of General Partner





      By:   /s/ PARITOSH K. CHOKSI
          --------------------------------------------
          Paritosh K. Choksi
          Principal financial officer of registrant





      By:   /s/ DONALD E. CARPENTER
          --------------------------------------------
          Donald E. Carpenter
          Principal accounting officer of registrant