Form 10-K
period 1999-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2000-03-29
CIK 927569

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      |X| Annual  report  pursuant to section 13 or 15(d) of the
                          Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1999
                                       OR
                      |_| Transition  report  pursuant to section 13 or 15(d) of
                          the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

                        Commission File number 000-28368

                      ATEL Cash Distribution Fund VI, L.P.

California                                                           94-3207229
----------                                                           ----------
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

The Partnership conducted a public offering of 12,500,000 units of Limited Partnership Interest (Units), at a price of $10 per Unit. On January 3, 1995, the Partnership commenced operations in its primary business (leasing activities). As of November 23, 1996, the Partnership had received subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners' Units and terminated its offering.

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

As of December 31, 1999, the Partnership had purchased equipment with a total acquisition price of $208,275,158.

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by ATEL, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by ATEL, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

During 1999, 1998 and 1997 certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                            1999    1998   1997
                                                            ----    ----   ----
         Lessee                Type of Equipment
NEC Electronics                Semiconductor manufacturing   13%     12%    10%
Consolidated Rail Corporation  Locomotives & intermodal
                               containers                    11%     10%    10%

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

Equipment Leasing Activities:

Through December 31, 1999, the Partnership has disposed of certain leased assets as set forth below:

                            Original
                         Equipment Cost,                         Excess of
         Type of            Excluding                           Rents Over
        Equipment        Acquisition Fees     Sale Price        Expenses *
        ---------        ----------------     ----------        ----------
Transportation               $ 7,482,267        $ 4,105,578       $ 5,982,147
Office automation              6,268,303            978,686         5,281,783
Manufacturing                    652,232            240,000           397,992
Construction                     465,037            216,367           368,001
Mining                           428,466             80,000           833,678
Materials handling               251,309            101,500           218,184
Railcars                         200,479            191,303            14,316
Containers                       164,399            169,344            22,426
Other                            103,752             41,247            40,512
                         ----------------   ----------------  ----------------
                             $16,016,244        $ 6,124,025       $13,159,039
                         ================   ================  ================

                          * Includes only those expenses directly related to the
production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1999 and the industries to which the assets have been leased.

                                  Purchase price excluding   Percentage of total
       Asset types                    acquisition fees           acquisitions
       -----------                    ----------------           ------------
Transportation, rail cars                 $ 39,275,195                   18.86%
Manufacturing                               30,469,834                   14.63%
Transportation, other                       24,476,511                   11.75%
Materials handling                          24,043,881                   11.54%
Railroad locomotives                        22,353,332                   10.73%
Transportation, intermodal
   containers                               21,694,688                   10.42%
Mining equipment                            18,557,225                    8.91%
Office automation                           13,824,024                    6.64%
Construction                                 9,259,221                    4.45%
Other                                        4,321,247                    2.07%
                                       ----------------         ----------------
                                         $ 208,275,158                  100.00%
                                       ================         ================

                                  Purchase price excluding   Percentage of total
   Industry of lessee                 acquisition fees           acquisitions
   ------------------                 ----------------           ------------
Transportation, rail                      $ 55,950,904                   26.86%
Electronics manufacturing                   29,030,626                   13.94%
Business services                           28,360,969                   13.62%
Mining                                      24,793,242                   11.90%
Transportation, other                       23,217,066                   11.15%
Manufacturing, other                        18,922,229                    9.09%
Oil & gas                                   16,535,633                    7.94%
Communications                               5,282,291                    2.54%
Other                                        6,182,198                    2.96%
                                       ----------------         ----------------
                                         $ 208,275,158                  100.00%
                                       ================         ================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1999, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee made the outstanding payments, however, the General Partner refused to waive the default and insisted on additional damages in the range of $1,428,000 to $1,743,000. The General Partner sued the lessee for damages and is currently awaiting judgement from the court. The General Partner believes that an adverse ruling would not have a material impact on the operations of the Partnership. The amounts of these damages have not been included in the financial statements included in Item 8 of this report.

In January 2000, Applied Magnetics Corporation, a lessee of the Partnership, filed for protection from creditors under Chapter 11 of the U. S. Bankruptcy Act. The Partnership has assets with a total net book value of $5,113,290 leased to Applied Magnetics Corporation. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors. Procedures are under way for the liquidation of the Partnership's leased equipment. The Committee is also evaluating: (i) a liquidation of the lessee's assets to pay off creditors or (ii) receiving an equity stake in a new venture undertaken by the lessee. Recoveries by the Partnership, resulting from this default, are fairly certain in the range of 10% to 20% due to the liquidation of the Partnership's equipment. Recoveries above this amount are more uncertain; however, the Partnership anticipates an additional 6% to 15% to be recoverable through the liquidation or reorganization of the lessee's business. Any recoveries above these amounts are highly uncertain and speculative. See Note 10 to the financial statements included in Item 8 of this report.


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

Holders

As of December 31, 1999, a total of 6,656 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The rate for monthly distributions from 1999 operations was $0.0875 per Unit. The distributions were made in February 1999 through December 1999 and in January 2000. For each quarterly distribution (made in April, July and October 1999 and in January 2000) the rate was $0.2625 per Unit. Distributions were from 1999 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

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

ATEL shall have sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.00 in 1997 and 1998; $1.05 in 1999 and 2000; and $1.10 in 2001 and 2002.

Holders of Units may make the election without charge to receive distributions on a monthly basis.

The following table presents summarized information regarding distributions to Limited Partners:

                                              1999             1998             1997            1996             1995
                                              ----             ----             ----            ----             ----
Distributions of net income (loss)               $ (0.07)          $ 0.06          $ (0.18)        $ (0.23)         $ (0.19)
Return of investment                                1.11             0.94             1.18            1.16             0.97
                                         ---------------- ---------------- -------------------------------- ----------------
Distributions per unit                              1.04             1.00             1.00            0.93             0.78
Differences due to timing of
   distributions                                    0.01             0.00             0.00            0.07             0.22
                                         ---------------- ---------------- -------------------------------- ----------------
Nominal distribution rates from above             $ 1.05           $ 1.00           $ 1.00          $ 1.00           $ 1.00
                                         ================ ================ ================================ ================


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 1999, 1998, 1997, 1996 and 1995. This financial data should be read in conjunction with the financial statements and related notes included under
Item 8 of this report.

                                              1999             1998             1997            1996             1995
                                              ----             ----             ----            ----             ----
Gross revenues                               $34,400,228     $ 36,149,061     $ 36,485,165    $ 25,729,470      $ 6,444,037

Net income (loss)                             $ (906,676)       $ 710,923     $ (2,297,964)   $ (2,210,330)      $ (602,674)

Weighted average Units                        12,500,050       12,500,050       12,500,050       9,424,045        3,154,291

Net income (loss) per Unit, based on
   weighted average Units
   outstanding                                   $ (0.07)          $ 0.06          $ (0.18)        $ (0.23)         $ (0.19)

Distributions per Unit, based on
   weighted average Units
   outstanding                                    $ 1.04           $ 1.00           $ 1.00          $ 0.93           $ 0.78

Total Assets                                $110,704,998    $ 140,096,180    $ 170,290,581   $ 192,831,691      $96,883,645

Non-recourse Debt                            $46,490,585     $ 65,164,309     $ 77,647,591    $ 80,789,732        $ 836,181

Total Partners' Capital                      $52,207,752     $ 66,322,437     $ 78,274,435    $ 93,201,156      $50,576,037

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

The Partnership participates with ATEL and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 30, 2000. As of December 31, 1999, the Partnership had $8,350,000 of borrowings under this line of credit and the remaining availability was $21,857,103.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to ATEL and providing for cash distributions to the Limited Partners. At December 31, 1999, the Partnership had no commitments to purchase lease assets.

As of December 31, 1999, all cash balances consisted of amounts reserved for distributions in January 2000, generated from operations in 1999.

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

Cash Flows

           1999 vs. 1998:

In 1999, the Partnership's primary source of cash was the rents from operating leases. Cash flows from operations decreased from $24,079,438 in 1998 to $23,773,594 in 1999, a decrease of $305,844. The decrease resulted from decreased operating lease rents.

In 1999, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. The cash flows from direct financing leases decreased from $428,622 in 1998 to $255,610 in 1999 due to reductions in the balance of direct finance lease assets both from normal amortization of the leases and from sales of the lease assets. Proceeds from asset sales decreased from $3,357,017 in 1998 to $1,802,696 in 1999. Proceeds from sales of lease assets are not expected to be consistent from one year to another.

In 1999, the only source of cash from financing activities was borrowings under the line of credit. Distributions to the Limited Partners increased as a result of an increase in the per Unit distribution rate effective with distributions made starting in February 1999 (see Item 5 of this report). Repayments of debt increased slightly (from $15,747,720 in 1998 to $15,977,760 in 1999) as a result of borrowings in 1998.

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

            1999 vs. 1998

Revenues in 1999 decreased to $34,400,228 compared to $36,149,061 in 1998. Almost all of the Partnership's revenues are generated from operating leases. These rents have decreased as a result of 1998 and 1999 asset sales.

Depreciation and interest are the most significant ongoing Partnership expenses. Depreciation expense is directly related to the Partnership's investment in operating leases and is therefore also directly related to the revenues generated by those assets. The 1998 and 1999 sales which led to 1999 revenue decreases also gave rise to the 1999 decrease in depreciation expense ($25,325,663 in 1998 and $22,002,111 in 1999).

In 1999, Applied Magnetics, one of the Partnership's lessees defaulted on its lease obligations to the Partnership. The General Partner does not expect to recover any of the uncollected rentals outstanding under the leases. The Partnership has written down the related lease assets to their net realizable value as of December 31, 1999. All accounts receivable for amounts billed and outstanding under the leases have been fully reserved. In 1999, a provision lease losses of $5,113,290 was provided in relation to this lessee. In addition, a provision for doubtful accounts of $282,911 was made against trade receivables.

The assets under the operating leases with Applied Magnetics were financed primarily with non-recourse debt. The balance of the debt was $3,320,774 at December 31, 1999. Upon the expected foreclosure by the lender, the Partnership will recognize an extraordinary gain on extinguishment of debt in the amount of the unpaid debt. This is expected to occur in 2000.

Interest expense has decreased as a result of scheduled debt payments.

Equipment management fees are related to lease revenues. In 1999, revenues decreased as noted above and as a result, the management fees also decreased from $1,033,556 in 1998 to $959,511 in 1999, a decrease of $74,045.

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

Impact of the Year 2000

To date, the Partnership has experienced no significant year 2000 problems and the General Partner believes it does not have continued exposure to the year 2000 problem.


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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 1999, $8,350,000 was outstanding on the floating rate line of credit.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 1999, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 25.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund VI, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





                                                           /s/ ERNST & YOUNG LLP
San Francisco, California
January 26, 2000

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                    1999             1998
                                                    ----             ----
Cash and cash equivalents                            $ 390,463        $ 744,132

Accounts receivable, net of allowance for
   doubtful accounts of $282,991 in 1999,
   none in 1998                                     10,368,154        9,786,041

Investments in equipment and leases                 99,946,381      129,566,007
                                               ---------------- ----------------
Total assets                                     $ 110,704,998     $140,096,180
                                               ================ ================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $ 46,490,585      $65,164,309

Line of credit                                       8,350,000        5,100,000

Accounts payable and accruals:
   General Partner                                   1,076,757          171,050
   Equipment purchases                                   5,452          255,252
   Other                                               593,862          604,768

Accrued interest payable                             1,551,104        2,275,444

Unearned lease income                                  429,486          202,920
                                               ---------------- ----------------
                                                    58,497,246       73,773,743

Partners' capital (deficit):
     General Partner                                  (567,944)        (409,182)
     Limited Partners                               52,775,696       66,731,619
                                               ---------------- ----------------
Total partners' capital                             52,207,752       66,322,437
                                               ---------------- ----------------
Total liabilities and partners' capital          $ 110,704,998     $140,096,180
                                               ================ ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                            1999            1998             1997
                                                            ----            ----             ----
Revenues:

Leasing activities:
   Operating leases                                       $ 33,987,395    $ 35,178,175      $36,185,873
   Direct financing leases                                     111,799         137,159          243,423
   Gain on sales of assets                                     262,067         786,070           26,431
Interest income                                                 10,231          23,292           19,461
Other                                                           28,736          24,365            9,977
                                                       ---------------- --------------- ----------------
                                                            34,400,228      36,149,061       36,485,165

Expenses:

Depreciation and amortization                               22,710,097      26,193,147       27,596,548
Provision for losses and impairments                         5,113,290          97,528          364,852
Interest                                                     4,783,105       6,557,551        7,993,746
Equipment and incentive management fees to affiliates        1,178,105       1,394,138        1,492,716
Other                                                          776,273         693,512          807,883
Administrative cost reimbursements to General Partner          397,125         427,872          435,759
Provision for doubtful accounts                                282,991              -                 -
Professional fees                                               65,918          74,390           91,625
                                                       ---------------- --------------- ----------------
                                                            35,306,904      35,438,138       38,783,129
                                                       ---------------- --------------- ----------------
Net (loss) income                                           $ (906,676)      $ 710,923     $ (2,297,964)
                                                       ================ =============== ================

Net (loss) income:
   General Partner                                            $ (9,067)        $ 7,109        $ (22,980)
   Limited Partners                                           (897,609)        703,814       (2,274,984)
                                                       ---------------- --------------- ----------------
                                                            $ (906,676)      $ 710,923     $ (2,297,964)
                                                       ================ =============== ================

Net (loss) income per Limited Partnership unit                 $ (0.07)         $ 0.06          $ (0.18)

Weighted average number of units outstanding                12,500,050      12,500,050       12,500,050



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                   Limited Partners            General
                                                               Units           Amount          Partner           Total
                                                               -----           ------          -------           -----
Balance December 31, 1996                                      12,500,050     $ 93,319,846      $ (118,690)     $93,201,156
Other syndication costs paid to affiliates                                         (41,174)                         (41,174)
Distributions to limited partners ($1.00 per Unit)                             (12,475,238)                     (12,475,238)
Distributions to General Partner                                                                  (112,345)        (112,345)
Net loss                                                                        (2,274,984)        (22,980)      (2,297,964)
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1997                                      12,500,050       78,528,450        (254,015)      78,274,435
Distributions to limited partners ($1.00 per Unit)                             (12,500,645)                     (12,500,645)
Distributions to General Partner                                                                  (162,276)        (162,276)
Net income                                                                         703,814           7,109          710,923
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1998                                      12,500,050       66,731,619        (409,182)      66,322,437
Distributions to limited partners ($1.05 per Unit)                             (13,058,314)                     (13,058,314)
Distributions to General Partner                                                                  (149,695)        (149,695)
Net loss                                                                          (897,609)         (9,067)        (906,676)
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1999                                      12,500,050     $ 52,775,696      $ (567,944)     $52,207,752
                                                          ================ ================ =============== ================















                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                1999            1998             1997
                                                                                ----            ----             ----
Operating activities:
Net (loss) income                                                               $ (906,676)      $ 710,923     $ (2,297,964)
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                              22,710,097      26,193,147       27,596,548
     Provision for doubtful accounts                                               282,991               -                -
     Provision for losses and impairments                                        5,113,290          97,528          364,852
    Gain on sales of assets                                                       (262,067)       (786,070)         (26,431)
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (5,665,104)     (3,891,412)      (4,496,371)
         Accounts payable, General Partner                                         905,707        (143,308)         269,288
         Accounts payable, other                                                   (10,906)        189,108              652
         Accrued interest payable                                                1,379,696       2,030,965        2,362,716
         Unearned lease income                                                     226,566        (321,443)         126,480
Net cash provided by operating activities                                       23,773,594      24,079,438       23,899,770
                                                                           ---------------- --------------- ----------------

Investing activities:
Purchases of equipment on operating leases                                        (249,800)              -       (2,661,808)
Purchases of equipment on direct financing leases                                        -               -          (94,469)
Purchases of residual value interests                                                    -               -                -
Initial direct lease costs paid to affiliate                                             -               -                -
Reduction of net investment in direct financing leases                             255,610         428,622          685,665
Proceeds from sales of assets                                                    1,802,696       3,357,017          406,362
                                                                           ---------------- --------------- ----------------
Net cash provided by (used in) investing activities                              1,808,506       3,785,639       (1,664,250)
                                                                           ---------------- --------------- ----------------

Financing activities:
Payment of syndication costs to General Partner                                          -               -          (41,174)
Distributions to Limited Partners                                              (13,058,314)    (12,500,645)     (12,475,238)
Distributions to General Partner                                                  (149,695)       (162,276)        (112,345)
Borrowings under line of credit                                                  3,250,000       2,200,000        3,210,974
Repayments of borrowings under line of credit                                            -      (5,850,000)     (10,059,231)
Proceeds of non-recourse debt                                                            -       4,199,995       10,701,894
Repayments of non-recourse debt                                                (15,977,760)    (15,747,720)     (13,844,035)
                                                                           ---------------- --------------- ----------------
Net cash used in financing activities                                          (25,935,769)    (27,860,646)     (22,619,155)
                                                                           ---------------- --------------- ----------------

Net (decrease) increase in cash and cash equivalents                              (353,669)          4,431         (383,635)
Cash and cash equivalents at beginning of period                                   744,132         739,701        1,123,336
                                                                           ---------------- --------------- ----------------
Cash and cash equivalents at end of period                                       $ 390,463       $ 744,132        $ 739,701
                                                                           ================ =============== ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                1999            1998             1997
                                                                                ----            ----             ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                         $ 3,403,409     $ 4,526,586      $ 5,631,030
                                                                           ================ =============== ================

Schedule of non-cash transactions:

Offset of accounts receivable and debt service per lease and debt agreement:
Accrued interest payable                                                      $ (2,104,036)   $ (3,864,443)
Non-recourse debt                                                               (2,695,964)       (935,557)
                                                                           ---------------- --------------- ----------------
Accounts receivable                                                           $ (4,800,000)   $ (4,800,000)
                                                                           ================ =============== ================























                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

The Partnership's business consists of leasing various types of equipment. As of December 31, 1999, the original terms of the leases ranged from one month to twenty years.

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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


2.  Summary of significant accounting policies (continued):

Income taxes (continued):

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                               1999            1998
                                               ----            ----
Financial statement basis of net assets      $ 52,207,752    $ 66,322,437
Tax basis of net assets                        13,505,457      39,757,262
                                          ---------------- ---------------
Difference                                   $ 38,702,295    $ 26,565,175
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

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                    1999            1998
                                                    ----            ----
Net (loss) income per financial statements          $ (906,676)      $ 710,923
Adjustment to depreciation expense                  (1,309,581)    (19,855,425)
Other adjustments to revenues and expenses             371,417        (644,595)
Provision for losses and impairments                 5,113,290         364,852
Provision for doubtful accounts                        282,991               -
                                               ---------------- ---------------
Net income (loss) per federal tax return           $ 3,551,441   $ (19,424,245)
                                               ================ ===============

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1999, 1998 and 1997.

Reclassifications:

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

Reserve for losses and impairments:

The Partnership maintains a reserve on its investments in equipment and leases for losses and impairments which are inherent in the portfolio as of the balance sheet dates. The General Partner's evaluation of the adequacy of the allowance is a judgmental estimate that is based on a review of individual leases, past loss experience and other factors. While the General Partner believes the allowance is adequate to cover known losses, it is reasonably possible that the allowance may change in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Partnership. It is the Partnership's policy to charge off amounts which, in the opinion of the General Partner, are not recoverable from lessees or the disposition of the collateral. See Note 10.


3.  Investments in equipment and leases:

As of December 31, 1999, the Partnership's investments in equipment and leases consist of the following:

                                                                            Depreciation
                                                                             Expense or       Reclass-
                                         December 31,                       Amortization    ifications or   December 31,
                                              1998           Additions        of Leases     Dispositions         1999
                                              ----           ---------        ---------     ------------         ----
Net investment in operating leases          $126,447,049                     $ (22,002,111)   $ (2,139,665)    $102,305,273
Net investment in direct financing
   leases                                      1,222,716                          (255,610)         52,481        1,019,587
Assets held for sale or lease                     99,038                                 -         546,555          645,593
Residual value interests                         379,551                                 -               -          379,551
Reserve for losses and impairments              (785,086)    $ (5,113,290)               -               -       (5,898,376)
Initial direct costs, net of accumulated
   amortization of $2,702,979 in 1999
   and $2,423,318 in 1998                      2,202,739                -         (707,986)              -        1,494,753
                                         ---------------- ---------------- -------------------------------- ----------------
                                            $129,566,007     $ (5,113,290)   $ (22,965,707)   $ (1,540,629)     $99,946,381
                                         ================ ================ ================================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following as of December 31, 1998, additions and dispositions during 1999 and as of December 31, 1999:

                                                                  Reclass-
                              December 31,                      ifications or   December 31,
                                   1998           Additions     Dispositions         1999
                                   ----           ---------     ------------         ----
Transportation                  $ 110,003,574                       $ (275,683)    $109,727,891
Manufacturing                      29,440,009                                -       29,440,009
Materials handling                 22,575,723                       (3,067,983)      19,507,740
Construction                       19,596,825                       (1,843,244)      17,753,581
Office automation                   8,064,509                       (1,486,499)       6,578,010
Miscellaneous                       6,250,795                       (3,286,257)       2,964,538
                              ---------------- ---------------- --------------- ----------------
                                  195,931,435                       (9,959,666)     185,971,769
Less accumulated depreciation     (69,484,386)   $ (22,002,111)      7,820,001      (83,666,496)
                              ---------------- ---------------- --------------- ----------------
                                $ 126,447,049    $ (22,002,111)   $ (2,139,665)    $102,305,273
                              ================ ================ =============== ================

Direct financing leases:

As of December 31, 1999 and 1998, investment in direct financing leases consists of railroad tank cars and various office automation equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1999 and 1998:

                                                     1999            1998
                                                     ----            ----
Total minimum lease payments receivable             $ 1,154,481     $ 1,369,085
Estimated residual values of leased equipment
   (unguaranteed)                                       206,767         255,570
                                                ---------------- ---------------
Investment in direct financing leases                 1,361,248       1,624,655
Less unearned income                                   (341,661)       (401,939)
                                                ---------------- ---------------
Net investment in direct financing leases           $ 1,019,587     $ 1,222,716
                                                ================ ===============

All of the property on leases was acquired in 1997, 1996 and 1995.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


3.  Investments in equipment and leases (continued):

At December 31, 1999, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:
                                                              Direct
           Year ending      Operating        Financing
           December 31,      Leases           Leases            Total
           ------------      ------           ------            -----
                    2000     $21,191,448        $ 293,502      $21,484,950
                    2001      12,147,536          220,297       12,367,833
                    2002       5,380,875          146,882        5,527,757
                    2003       3,305,030           98,760        3,403,790
                    2004       2,813,276           98,760        2,912,036
              Thereafter      14,873,637          296,280       15,169,917
                         ---------------- ---------------- ----------------
                             $59,711,802       $1,154,481      $60,866,283
                         ================ ================ ================

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

                  Balance 12/31/96                      $ 322,706
                  Provision                               364,852
                                                  ----------------
                  Balance 12/31/97                        687,558
                  Provision                                97,528
                                                  ----------------
                  Balance 12/31/98                        785,086
                  Provision                             5,113,290
                                                  ----------------
                  Balance 12/31/99                    $ 5,898,376
                                                  ================


4.  Non-recourse debt:

At December 31, 1999, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.5% to 15.2%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1999, the carrying value of the pledged assets is approximately $70,082,280. The notes mature from 2000 through 2016.

Future minimum payments of non-recourse debt are as follows:

        Year ending
        December 31,     Principal        Interest           Total
                 2000     $15,908,504      $ 3,710,924     $ 19,619,428
                 2001       8,823,031        2,526,688       11,349,719
                 2002       5,745,613        1,826,553        7,572,166
                 2003       5,487,689        1,239,498        6,727,187
                 2004         822,894          635,737        1,458,631
           Thereafter       9,702,854        3,649,283       13,352,137
                      ---------------- ---------------- ----------------
                          $46,490,585     $ 13,588,683     $ 60,079,268
                      ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

ATEL and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during 1999, 1998 and 1997:

                                                                                  1999            1998             1997
                                                                                  ----            ----             ----
Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                    $ 1,178,105     $ 1,394,138      $ 1,492,716


Administrative cost reimbursements to ATEL                                              397,125         427,872          435,759

Reimbursement of other syndication costs                                                      -               -           41,174

                                                                                ---------------- --------------- ----------------
                                                                                    $ 1,575,230     $ 1,822,010      $ 1,969,649
                                                                                ================ =============== ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


6.  Partners' capital:

As of December 31, 1999 and 1998, 12,500,050 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Partnership's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Partnership is authorized to issue up to 12,500,000 Units, in addition to those issued to the Initial Limited Partners.

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

As of December 31, 1999, 1998 and 1997 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                        1999            1998             1997
                                        ----            ----             ----
  Rail transportation                    30%             22%              21%
  Other transportation services          14%             13%              12%
  Electronics manufacturing               *              12%              14%
  Business services                       *              10%              11%
  * Less than 10%.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


7.  Concentration of credit risk and major customers (continued):

During 1999, two customers each comprised 13% and 11% of the Partnership's revenues from leases. During 1998, two customers each comprised 12% and 10% of the Partnership's revenues from leases. During 1997, two customers each comprised 10% of the Partnership's revenues from leases.


8.  Lines of credit:

The Partnership participates with ATEL and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on April 30, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and ATEL.

During 1998, the Partnership borrowed $2,200,000 under the line of credit. Repayments on the line of credit were $5,850,000 during 1998 and $5,100,000 remained outstanding as of December 31, 1998. During 1999, the Partnership borrowed $3,250,000 under the line of credit. At December 31, 1999, the remaining outstanding balance was $8,350,000. At December 31, 1999, the rates on such borrowings varied from 7.71% to 7.73%. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1999. At December 31, 1999, $21,857,103 was available under this agreement.


9.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1999 is $45,856,203.

Line of credit:

The carrying amounts of the Partnership's variable rate lines of credit approximate fair value.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


10.  Provision for losses and impairments:

In January 2000, one of the Partnership's lessees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership has determined that the assets under operating lease with a net book value of $5,113,290 at December 31, 1999 leased to this particular lessee were impaired as of December 31, 1999. The Partnership has estimated that the proceeds from the sales of the assets will not be sufficient to satisfy the non-recourse lender. The debt balance was $3,320,774 at December 31, 1999. As result, the Partnership has fully reserved for these assets as of December 31, 1999.

Upon foreclosure by the lender and upon sale of the financed assets, the Partnership expects to report a gain on the sale of the assets or an extraordinary gain on the extinguishment of the debt or a combination of the two totaling $3,320,774.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.



                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 73.125% by A. J. Batt and 24.375% by Dean Cash, and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation. The remaining 2.5% is owned by Paritosh K. Choksi.

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

The officers and directors of ATEL Capital Group and its affiliates are as follows:

A. J. Batt                Chairman of the Board of Directors of ACG, AFC, ALC,
                              AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFC and AEC

Dean L. Cash              Director, Executive Vice President and Chief Operating
                              Officer of ACG, AFC, and AEC; Director, President and Chief Executive Officer of ALC, AIS and ASC

Paritosh K. Choksi        Director, Senior Vice President and Chief Financial
                              Officer of ACG, AFC, ALC, AEC and AIS

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

Barbara F.
   Medwadowski            Vice President - Syndication of ALC

James A. Kamradt          Director of Pricing and Syndication of ALC

Thomas D. Sbordone        Senior Vice President - Marketing of ALC

Russell H. Wilder         Vice President - Credit of AEC

John P. Scarcella         Vice President of ASC

A. J. Batt, age 63, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 49, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 46, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 51, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 41, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Carl W. Magnuson, age 56, joined ATEL in 1994 and is vice president - syndication for ALC. Mr. Magnuson is responsible for acquiring third party lease transactions and debt placement. Prior to joining ATEL he was a regional group manager and portfolio sales manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was vice president and chief financial officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was executive vice president of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a deputy program manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in applied mathematics from the Rensselaer Polytechnic Institute, an M.S. in industrial engineering/operations research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 60, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley.

James A. Kamradt, age 38, director of pricing and syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the national operations officer for the computer leasing division of Phoenix American; and regional credit manager for Dana Commercial Credit Corporation. Mr. Kamradt received a B.S. from Michigan Technological University's Engineering School of Business, and an M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 41, senior vice president - marketing for ALC, joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 45, joined ATEL in 1992 as vice president of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was vice president and manager of leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as assistant vice president in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was district credit manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with honors in agricultural economics and business management from the University of California, Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 38, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and their Affiliates. The amount of such remuneration paid for the years ended December 31, 1999, 1998 and 1997 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

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

Equipment Re-lease Fee

As compensation for providing re-leasing services, ATEL is entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) ATEL or their affiliates have and will maintain adequate staff to render such services to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) ATEL or its affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) ATEL or its affiliates are compensated for rendering equipment management services. To date, none have been accrued or paid.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to ATEL. See financial statements included in Item 8, Part I of this report for amounts allocated to ATEL in 1999, 1998 and 1997.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1999 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The shareholders of ATEL are beneficial owners of Limited Partnership Units as follows:

           (1)                                 (2)                               (3)                              (4)
                                               Name and Address of              Amount and Nature of            Percent
     Title of Class                              Beneficial Owner               Beneficial Ownership           of Class
     --------------                              ----------------               --------------------           --------

Limited Partnership Units                  A. J. Batt                       Initial Limited Partner Units       0.0002%
                                            235 Pine Street, 6th Floor     25 Units ($250)
                                             San Francisco, CA 94104               (owned by wife)

Limited Partnership Units                   Dean Cash                       Initial Limited Partner Units       0.0002%
                                            235 Pine Street, 6th Floor     25 Units ($250)
                                             San Francisco, CA 94104               (owned by wife)

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                       (a)Financial Statements and Schedules
                       1. Financial Statements
                          Included in Part II of this report:
                          Report of Independent Auditors

                          Balance Sheets at December 31, 1999 and 1998

                          Statements of Operations for the years ended December
                              31, 1999, 1998 and 1997

                          Statements of Changes in Partners' Capital for the
                              years ended December 31, 1999, 1998 and 1997

                          Statements of Cash Flows for the years ended December
                              31, 1999, 1998 and 1997

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

                       (b)Reports on Form 8-K for the fourth quarter of 1999
                          None

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



                    Date: 3/22/2000

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



        SIGNATURE                        CAPACITIES                      DATE



      /s/ A. J. Batt       President, Chairman and Chief               3/22/2000
--------------------------- Executive Officer of ATEL Financial
        A. J. Batt          Corporation




       /s/ Dean Cash       Executive Vice President and director       3/22/2000
--------------------------- of ATEL Financial Corporation
        Dean Cash




  /s/ Paritosh K. Choksi   Principal financial officer of registrant;  3/22/2000
--------------------------- principal financial officer and director
    Paritosh K. Choksi      of ATEL Financial Corporation




 /s/ Donald E. Carpenter   Principal accounting officer of             3/22/2000
--------------------------- registrant; principal accounting officer
   Donald E. Carpenter      of ATEL Financial Corporation





Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementary to the Commission when forwarded to the security holders.