Form 10-Q
period 2000-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2000-05-12
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the quarterly period ended March 31, 2000

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                     ASSETS

                                                             2000                1999
                                                             ----                ----
Cash and cash equivalents                                     $ 7,094,212          $ 390,463

Accounts receivable, net of allowance for
   doubtful accounts of $282,991 in 2000 and in 1999            3,186,332         10,368,154

Investments in leases                                          80,978,299         99,946,381
                                                     --------------------- ------------------
Total assets                                                 $ 91,258,843       $110,704,998
                                                     ===================== ==================


   LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                            $ 36,468,950        $46,490,585

Lines of credit                                                         -          8,350,000

Accounts payable:
   General Partner                                                121,491          1,076,757
   Equipment purchases                                              5,452              5,452
   Other                                                          615,395            593,862

Accrued interest payable                                          104,358          1,551,104

Unearned operating lease income                                 1,460,236            429,486
                                                     --------------------- ------------------
Total liabilities                                              38,775,882         58,497,246
Partners' capital:
     General Partner                                             (532,379)          (567,944)
     Limited Partners                                          53,015,340         52,775,696
                                                     --------------------- ------------------
Total partners' capital                                        52,482,961         52,207,752
                                                     --------------------- ------------------
Total liabilities and partners' capital                      $ 91,258,843       $110,704,998
                                                     ===================== ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)

Revenues:                                                         2000                1999
                                                                  ----                ----
   Leasing activities:
      Operating leases                                             $ 5,945,362        $ 9,508,632
      Direct financing leases                                           25,755             28,220
      Gain on sales of assets                                        4,254,908             70,965
Interest                                                                 3,478              1,738
Other                                                                      502              6,058
                                                          --------------------- ------------------
                                                                    10,230,005          9,615,613
Expenses:
Depreciation and amortization                                        5,047,561          6,058,255
Interest expense                                                     1,104,356          1,226,348
Administrative cost reimbursements to General Partner                   87,405             43,679
Equipment and incentive management fees to General Partner             205,276            385,195
Other                                                                  210,170            215,027
Professional fees                                                       18,701             11,032
                                                          --------------------- ------------------
                                                                     6,673,469          7,939,536
                                                          --------------------- ------------------
Net income                                                         $ 3,556,536        $ 1,676,077
                                                          ===================== ==================

Net income:
   General Partner                                                    $ 35,565           $ 16,761
   Limited Partners                                                  3,520,971          1,659,316
                                                          --------------------- ------------------
                                                                   $ 3,556,536        $ 1,676,077
                                                          ===================== ==================

Net income per Limited Partnership Unit                                 $ 0.28             $ 0.13
Weighted average number of Units outstanding                        12,500,050         12,500,050


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 2000
                                   (Unaudited)

                                            Limited Partners        General
                                Units            Amount             Partner               Total
Balance December 31, 1999        12,500,050      $52,775,696            $ (567,944)       $52,207,752
Distributions to partners                         (3,281,327)                    -         (3,281,327)
Net income                                         3,520,971                35,565          3,556,536
                          ------------------ ---------------- --------------------- ------------------
Balance March 31, 2000           12,500,050      $53,015,340            $ (532,379)       $52,482,961
                          ================== ================ ===================== ==================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999


Operating activities:                                          2000                1999
                                                               ----                ----
Net income                                                      $ 3,556,536        $ 1,676,077
Adjustments to reconcile net income to cash provided
   by operating activities:
   Depreciation and amortization                                  5,047,561          6,058,255
   Gain on sales of assets                                       (4,254,908)           (70,965)
   Changes in operating assets and liabilities:
      Accounts receivable                                         2,381,822            379,442
      Accounts payable, General Partner                            (955,266)            (2,930)
      Accounts payable, other                                        21,533          1,243,287
      Accrued interest payable                                      327,599             49,617
      Unearned lease income                                       1,030,750            874,276
                                                       --------------------- ------------------
Net cash provided by operations                                   7,155,627         10,207,059
                                                       --------------------- ------------------

Investing activities:
Proceeds from sales of assets                                    18,118,977            456,789
Reduction of net investment in direct financing leases               56,452             48,228
Purchases of equipment on operating leases                                -           (129,852)
                                                       --------------------- ------------------
Net cash provided by investing activities                        18,175,429            375,165
                                                       --------------------- ------------------

Financing activities:
Repayments of non-recourse debt                                  (6,995,980)        (7,787,389)
Repayments of borrowings under line of credit                    (8,350,000)                 -
Distributions to partners                                        (3,281,327)        (3,324,684)
                                                       --------------------- ------------------
Net cash used in financing activities                           (18,627,307)       (11,112,073)
                                                       --------------------- ------------------

Net increase (decrease) in cash and cash equivalents              6,703,749           (529,849)

Cash and cash equivalents at beginning of period                    390,463            744,132
                                                       --------------------- ------------------
Cash and cash equivalents at end of period                      $ 7,094,212          $ 214,283
                                                       ===================== ==================


Supplemental disclosures of cash flow information:
Cash paid during the period for interest                          $ 776,757        $ 1,176,731
                                                       ===================== ==================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service per
   lease and debt agreement:
Accrued interest payable                                       $ (1,774,345)      $ (2,104,036)
Non-recourse debt                                                (3,025,655)        (2,695,964)
                                                       --------------------- ------------------
Accounts receivable                                            $ (4,800,000)      $ (4,800,000)
                                                       ===================== ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                             Depreciation
                                              Balance         Expense and         Reclassi-             Balance
                                           December 31,      Amortization       fications and          March 31,
                                               1999            of Leases         Dispositions            2000
                                               ----            ---------     -   -------------           ----
Net investment in operating leases            $102,305,273     $ (4,908,412)        $ (17,853,559)       $79,543,302
Net investment in direct financing leases        1,019,587          (56,452)                    -            963,135
Residual interests                                 379,551                -                     -            379,551
Assets held for sale or lease                      645,593                -             3,989,490          4,635,083
Reserve for losses                              (5,898,376)               -                     -         (5,898,376)
Initial direct costs, net of
   accumulated amortization                      1,494,753         (139,149)                    -          1,355,604
                                         ------------------ ---------------- --------------------- ------------------
                                               $99,946,381     $ (5,104,013)        $ (13,864,069)       $80,978,299
                                         ================== ================ ===================== ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                   Balance                             Reclassi-             Balance
                                December 31,                         fications and          March 31,
                                    1999          Depreciation        Dispositions            2000
                                    ----          ------------        -------------           ----
Transportation                     $109,727,891                          $ (18,286,459)       $91,441,432
Materials handling                   19,507,740                                (77,768)        19,429,972
Construction                         17,753,581                             (1,250,021)        16,503,560
Manufacturing                        29,440,009                            (18,320,603)        11,119,406
Office automation                     6,578,010                               (741,224)         5,836,786
Other                                 2,964,538                               (347,462)         2,617,076
                              ------------------ ---------------- --------------------- ------------------
                                    185,971,769                            (39,023,537)       146,948,232
Less accumulated depreciation       (83,666,496)     ($4,908,412)           21,169,978        (67,404,930)
                              ------------------ ---------------- --------------------- ------------------
                                   $102,305,273     $ (4,908,412)        $ (17,853,559)       $79,543,302
                              ================== ================ ===================== ==================

All of the property on leases was acquired in 1995, 1996 and 1997.

At March 31, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                          Direct
      Year ending      Operating         Financing
     December 31,       Leases            Leases              Total
     ------------       ------            ------              -----
             2000        $13,983,739        $ 211,304          $ 14,195,043
             2001         12,156,231          217,181            12,373,412
             2002          5,377,885          147,554             5,525,439
             2003          3,302,040           98,760             3,400,800
             2004          2,810,286           98,760             2,909,046
       Thereafter         14,869,905          290,903            15,160,808
                   ------------------ ---------------- ---------------------
                         $52,500,086       $1,064,462          $ 53,564,548
                   ================== ================ =====================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.33% to 12.22%.

Future minimum principal payments of non-recourse debt are as follows:

         Year ending
        December 31,      Principal         Interest             Total
        ------------      ---------         --------             -----
                2000        $ 5,886,869       $8,827,702          $ 14,714,571
                2001          8,823,031        2,526,688            11,349,719
                2002          5,745,613        1,826,553             7,572,166
                2003          5,487,689        1,239,498             6,727,187
                2004            822,894          635,737             1,458,631
          Thereafter          9,702,854        3,649,283            13,352,137
                      ------------------ ---------------- ---------------------
                            $36,468,950      $18,705,461          $ 55,174,411
                      ================== ================ =====================


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

                                 MARCH 31, 2000
                                   (Unaudited)


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                        2000                1999
                                                                                        ----                ----

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases,  as defined in the Limited  Partnership  Agreement).                        $ 205,276           $385,195


Administrative costs reimbursed to General Partner                                            87,405             43,679
                                                                                --------------------- ------------------
                                                                                           $ 292,681          $ 428,874
                                                                                ===================== ==================


6. Partner's capital:

As  of  March  31,  2000,   12,500,050  Units  ($125,000,500)  were  issued  and
outstanding.

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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on July 28, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

From July 1, 2000 through July 28, 2000, the maximum available under the line of credit shall be the then current balance or $85,000,000, which ever is less.

At March 31, 2000, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 2000 and 1999, the Partnership's primary activity was engaging in equipment leasing activities. In the first quarter of 2000, the Partnership's primary source of cash was proceeds from sales of lease assets. In 1999, the Partnership's primary source of liquidity was rents from operating leases.

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

The Partnership participates with the General Partner and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution. The line of credit expires on July 28, 2000. From July 1, 2000 through July 28, 2000, the maximum available under the line of credit shall be the then current balance or $85,000,000, which ever is less.

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

Through March 31, 2000, the Partnership had borrowed $100,521,405 on a non-recourse basis. As of that date, $36,468,950 remained outstanding. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of March 31, 2000, there were no such commitments.

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

Cash Flows

During the first quarters of 2000 and 1999, the Partnership's primary source of cash from operating activities was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both years.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash. The only investing use of cash in 1999 was to make a deferred payment on the purchase of assets on operating leases. Proceeds from sales of lease assets increased from $456,789 in 1999 to $18,118,977 in 2000. Most of the sales proceeds in 2000 were used to pay down non-recourse debt and borrowings on the line of credit.

There were no sources of cash from financing activities in 2000 and 1999. Repayments of non-recourse debt decreased as a result of scheduled debt payments. These reductions were partially offset by repayments of debt prior to maturity using the proceeds of sales of lease assets.


Results of operations

Operations resulted in a net income of $7,094,212 in 2000 compared to $1,665,634 in 1999. The Partnership's primary source of revenues is from operating leases.

In 2000, most all of the gains recognized on the sales of lease assets resulted from the sale of locomotives. There were no similar large sales of assets in 1999.

Interest expense has been reduced due to scheduled payments on the Partnership's non-recourse debt and due to reductions of the amounts borrowed under the line of credit. Debt has been reduced from a total of $59,791,399 at March 31, 1999 to $36,468,950 at March 31, 2000.

Depreciation expense has decreased from $5,860,859 in 1999 to $4,908,412 in 2000. Depreciation is related to operating lease assets. The amount of such assets has decreased from $195,931,435 at January 1, 1999 to $146,948,232 at March 31, 2000. As operating leases mature and the assets are sold, operating lease revenues and depreciation expense will continue to decrease.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                     (a)Documents filed as a part of this report

                     1.  Financial Statements

                         Included in Part I of this report:

                         Balance Sheets, March 31, 2000 and December 31, 1999.

                         Statement of changes in partners' capital for the three months ended March 31, 2000.

                         Income statements for the three month periods ended March 31, 2000 and 1999.

                         Statements of cash flows for the three month periods ended March 31, 2000 and 1999.

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

Date:
May 12, 2000

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



               By: ATEL Financial Corporation
                   General Partner of Registrant




                                By:  /s/ A. J. Batt
                                     -----------------------------------
                                     A. J. Batt
                                     President and Chief Executive Officer
                                     of General Partner




                                By:  /s/ Dean L. Cash
                                     -----------------------------------
                                     Dean L. Cash
                                     Executive Vice President
                                     of General Partner




               By: /s/ Paritosh K. Choksi
                   -------------------------------------
                   Paritosh K. Choksi
                   Principal financial officer
                   of registrant




               By: /s/ Donald E. Carpenter
                   -------------------------------------
                   Donald E. Carpenter
                   Principal accounting
                   officer of registrant