Form 10-Q
period 2000-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2000-08-14
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended June 30, 2000

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                     ASSETS

                                                 2000               1999
                                                 ----               ----
Cash and cash equivalents                        $ 5,298,630         $ 390,463

Accounts receivable                                5,197,048        10,368,154

Investments in leases                             76,012,297        99,946,381
                                           ------------------ -----------------
Total assets                                    $ 86,507,975      $110,704,998
                                           ================== =================


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $35,496,235       $46,490,585

Line of credit                                             -         8,350,000

Accounts payable:
   General Partner                                   293,070         1,076,757
   Other                                             529,385           593,862
   Equipment purchases                                 5,452             5,452

Accrued interest payable                             426,732         1,551,104

Unearned operating lease income                      192,807           429,486
                                           ------------------ -----------------
Total liabilities                                 36,943,681        58,497,246
Partners' capital:
     General Partner                                (528,755)         (567,944)
     Limited Partners                             50,093,049        52,775,696
                                           ------------------ -----------------
Total partners' capital                           49,564,294        52,207,752
                                           ------------------ -----------------
Total liabilities and partners' capital         $ 86,507,975      $110,704,998
                                           ================== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                     Six Months                          Three Months
                                                   Ended June 30,                       Ended June 30,
                                                   --------------                       --------------
                                               2000              1999               2000               1999
                                               ----              ----               ----               ----
Revenues:
Leasing activities:
   Operating lease revenues                  $ 11,629,783       $ 18,054,921        $ 5,684,421       $ 8,546,289
   Direct financing leases                         50,008             56,606             24,253            28,386
   Gain on sales of assets                      4,103,425            157,439           (151,483)           86,474
Interest income                                    69,109              3,447             65,631             1,709
Other                                               4,295             12,519              3,793             6,461
                                         ----------------- ------------------ ------------------ -----------------
                                               15,856,620         18,284,932          5,626,615         8,669,319
Expenses:
Depreciation and amortization                   9,070,151         11,856,615          4,022,590         5,798,360
Interest                                        1,730,157          2,517,878            625,801         1,291,530
Equipment and incentive management fees           490,528            576,016            285,252           190,821
Other                                             363,011            350,286            152,841           135,259
Administrative cost reimbursements                214,927            150,308            127,522           106,629
Professional fees                                  68,930             38,661             50,229            27,629
                                         ----------------- ------------------ ------------------ -----------------
                                               11,937,704         15,489,764          5,264,235         7,550,228
                                         ----------------- ------------------ ------------------ -----------------
Net income                                    $ 3,918,916        $ 2,795,168          $ 362,380       $ 1,119,091
                                         ================= ================== ================== =================
Net income:
     General partner                             $ 39,189           $ 27,952            $ 3,624          $ 11,191
     Limited partners                           3,879,727          2,767,216            358,756         1,107,900
                                         ----------------- ------------------ ------------------ -----------------
                                              $ 3,918,916        $ 2,795,168          $ 362,380       $ 1,119,091
                                         ================= ================== ================== =================
Weighted average number of units
   outstanding                                 12,500,050         12,500,050         12,500,050        12,500,050

Net income per limited partnership unit             $0.31              $0.22              $0.03             $0.09



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2000
                                   (Unaudited)


                                            Limited Partners        General
                               Units             Amount             Partner            Total

Balance December 31, 1999       12,500,050       $ 52,775,696         $ (567,944)      $52,207,752
Distributions to partners                          (6,562,374)                 -        (6,562,374)
Net income                                          3,879,727             39,189         3,918,916
                          ----------------- ------------------ ------------------ -----------------
Balance June 30, 2000           12,500,050       $ 50,093,049         $ (528,755)      $49,564,294
                          ================= ================== ================== =================

                             See accompanying notes.

                             STATEMENT OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                      Six Months                          Three Months
                                                                    Ended June 30,                       Ended June 30,
                                                                    --------------                       --------------
                                                                2000              1999               2000               1999
                                                                ----              ----               ----               ----
Operating activities:
Net income                                                     $ 3,918,916        $ 2,795,168          $ 362,380       $ 1,119,091
Adjustments to reconcile net income to net
   cash provided by operations
   Depreciation and amortization                                 9,070,151         11,856,615          4,022,590         5,798,360
   Gain on sales of assets                                      (4,103,425)          (157,439)           151,483           (86,474)
Changes in operating assets and liabilities:
      Accounts receivable                                        5,171,106          2,928,366          2,789,284         2,548,924
      Accounts payable, general partner                           (783,687)           856,520            171,579           859,450
      Accounts payable, other                                      (64,477)            87,590            (86,010)       (1,155,697)
      Accrued interest expense                                  (1,124,372)        (1,466,721)        (1,451,971)       (1,516,338)
      Unearned lease income                                       (236,679)            70,413         (1,267,429)         (803,863)
                                                          ----------------- ------------------ ------------------ -----------------

Net cash provided by operating activities                       11,847,533         16,970,512          4,691,906         6,763,453
                                                          ----------------- ------------------ ------------------ -----------------

Investing activities:
Proceeds from sales of assets                                   18,853,784            871,191            734,807           414,402
Reduction in net investment in direct
   financing leases                                                113,574            103,867             57,122            55,639
Purchase of equipment on operating leases                                -           (124,400)                 -             5,452
                                                          ----------------- ------------------ ------------------ -----------------

Net cash provided by investing activities                       18,967,358            850,658            791,929           475,493
                                                          ----------------- ------------------ ------------------ -----------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                      Six Months                          Three Months
                                                                    Ended June 30,                       Ended June 30,
                                                                    --------------                       --------------
                                                                2000              1999               2000               1999
                                                                ----              ----               ----               ----
Financing activities:
Repayment of long-term non-recourse debt                       (10,994,350)       (12,760,252)        (3,998,370)       (4,972,863)
Distributions to partners                                       (6,562,374)        (6,607,065)        (3,281,047)       (3,282,381)
Repayment of line of credit                                     (8,350,000)                 -                  -                 -
Borrowings on line of credit                                             -          1,250,000                  -         1,250,000
                                                          ----------------- ------------------ ------------------ -----------------

Net cash provided by financing activities                      (25,906,724)       (18,117,317)        (7,279,417)       (7,005,244)
                                                          ----------------- ------------------ ------------------ -----------------

Net increase (decrease) in cash and
   cash equivalents                                              4,908,167           (296,147)        (1,795,582)          233,702
Cash at beginning of period                                        390,463            744,132          7,094,212           214,283
                                                          ----------------- ------------------ ------------------ -----------------
Cash at end of period                                          $ 5,298,630          $ 447,985        $ 5,298,630         $ 447,985
                                                          ================= ================== ================== =================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                       $ 1,080,184        $ 1,880,563          $ 303,427         $ 703,832
                                                          ================= ================== ================== =================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service
   per lease and debt agreement:
Accrued interest payable                                       $(1,774,345)       $(2,104,036)               $ 0               $ 0
Non-recourse debt                                               (3,025,655)        (2,695,964)                 -                 -
                                                          ----------------- ------------------ ------------------ -----------------
Accounts receivable                                            $(4,800,000)       $(4,800,000)               $ 0               $ 0
                                                          ================= ================== ================== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


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


2.  Organization and partnership matters:

ATEL Cash Distribution Fund VI, L.P. (the Fund), was formed under the laws of the State of California on June 29 ,1994, for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                               Depreciation
                                                               Expense or          Reclass-
                                            December 31,      Amortization       ifications &         June 30,
                                                1999            of Leases        Dispositions           2000
                                                ----            ---------      - -------------          ----
Net investment in operating leases            $102,305,273        $(8,795,965)      $(18,163,064)      $75,346,244
Net investment in direct financing leases        1,019,587           (113,574)             4,565           910,578
Assets held for sale or lease                      645,593                  -          3,408,140         4,053,733
Residual interests                                 379,551                  -                  -           379,551
Reserve for losses                              (5,898,376)                 -                  -        (5,898,376)
Initial direct costs, net of accumulated
   amortization                                  1,494,753           (274,186)                 -         1,220,567
                                          ----------------- ------------------ ------------------ -----------------
                                              $ 99,946,381        $(9,183,725)      $(14,750,359)      $76,012,297
                                          ================= ================== ================== =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                                         Reclassifications &              Balance
                                December 31,                Dispositions                  June 30,
                                    1999           1st Quarter        2nd Quarter           2000
                                    ----           -----------        -----------           ----
Transportation                    $109,727,891       $(18,286,459)       $ 5,238,438       $96,679,870
Materials handling                  19,507,740            (77,768)        (2,717,599)       16,712,373
Construction                        17,753,581         (1,250,021)          (756,654)       15,746,906
Manufacturing                       29,440,009        (18,320,603)                 -        11,119,406
Office automation                    6,578,010           (741,224)        (2,645,923)        3,190,863
Other                                2,964,538           (347,462)        (1,345,729)        1,271,347
                              ----------------- ------------------ ------------------ -----------------
                                   185,971,769        (39,023,537)        (2,227,467)      144,720,765
Less accumulated depreciation      (83,666,496)        16,261,566         (1,969,591)      (69,374,521)
                              ----------------- ------------------ ------------------ -----------------
                                  $102,305,273       $(22,761,971)       $(4,197,058)      $75,346,244
                              ================= ================== ================== =================

All of the property on leases was acquired in 1995, 1996 and 1997.

At June 30, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                          Direct
      Year ending     Operating          Financing
     December 31,       Leases            Leases              Total
     ------------       ------            ------              -----
             2000       $ 9,480,073          $ 103,654        $ 9,583,727
             2001        12,232,020            231,853         12,463,873
             2002         5,375,611            158,720          5,534,331
             2003         3,299,765             98,760          3,398,525
             2004         2,808,012             98,760          2,906,772
       Thereafter        14,867,061            296,280         15,163,341
                   ----------------- ------------------ ------------------
                       $ 48,062,542          $ 988,027       $ 49,050,569
                   ================= ================== ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.33% to 12.22%.

Future minimum principal payments of non-recourse debt are as follows:

           Year ending
          December 31,     Principal          Interest             Total
          ------------     ---------          --------             -----
                  2000       $ 4,918,455          $ 895,736        $ 5,814,191
                  2001         8,823,031          2,526,688         11,349,719
                  2002         5,745,613          1,828,731          7,574,344
                  2003         5,487,689          1,239,498          6,727,187
                  2004           822,894            635,737          1,458,631
            Thereafter         9,698,553          3,649,283         13,347,836
                        ----------------- ------------------ ------------------
                            $ 35,496,235       $ 10,775,673       $ 46,271,908
                        ================= ================== ==================


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement during the six month periods ended June 30, 2000 and 1999 as follows:

                                                                                       2000               1999
                                                                                       ----               ----
Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                         $ 490,528         $ 576,016

Reimbursement of administrative costs                                                      214,927           150,308
                                                                                 ------------------ -----------------
                                                                                         $ 705,455         $ 726,324
                                                                                 ================== =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


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


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $77,500,000 revolving credit agreement with a group of financial institutions which expires on July 28, 2001. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At June 30, 2000, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was incompliance with its covenants as of June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first half of 2000, the Partnership's primary activity was engaging in equipment leasing activities.

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

The Partnership participates with the General Partner and certain of its affiliates in a $77,500,000 revolving line of credit with a group of financial institutions. The line of credit expires on July 28, 2001.

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

As of June 30, 2000, the Partnership had borrowed $100,521,405 with a remaining unpaid balance of $35,496,235. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2000.

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

Cash Flows, 2000 vs. 1999:

Six months:

In 2000 and 1999, the Partnership's primary source of cash was rents from operating leases. Cash provided by operations decreased by $5,122,979 (from $17,101,364 in 1999 to $11,847,533 in 2000).

The only significant source of cash from investing activities in 2000 was proceeds from sales of lease assets. Asset sales were particularly significant in the first quarter of 2000. Most of the sales proceeds were used to pay off the line of credit and to pay down the Partnership's non-recourse debt. Cash flows from direct financing leases were not significant in either period.

In 2000, there were no sources of cash flows from financing activities. In 1999, the only source of cash from financing activities was borrowings on the line of credit. Payments of non-recourse debt have decreased as a result of scheduled debt payments.

Three months:

Operating lease rents were the primary source of cash from operating activities in 2000 and 1999.

As noted above for the six month period, proceeds from asset sales and direct financing lease rents were the only sources of cash from investing activities in 2000 and 1999 and were not as significant as cash flows from operations.

There were no sources of cash from financing activities in 2000. Debt payments have decreased for the same reasons noted above for the six month periods.


Results of operations

In 2000, operations resulted in net income of $3,918,916 (six months) and $362,380 (three months). In 1999, operations resulted in net income of $2,795,168 (six months) and $1,119,091 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Gains and losses on sales of lease assets are not expected to be consistent from one period to another. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. Operating lease rents decreased compared to 1999 due to sales of lease assets over the last year. As Interest expense is related to the borrowings under the line of credit and non-recourse debt and has decreased because of decreased debt balances compared to 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee made the outstanding payments, however, the General Partner refused to waive the default and insisted on additional damages in the range of $1,428,000 to $1,743,000. The General Partner sued the lessee for damages and is currently awaiting judgment from the court. The General Partner believes that an adverse ruling would not have a material impact on the operations of the Partnership. The amounts of these damages have not been included in the financial statements included in Item 1 of this report.

In January 2000, Applied Magnetics Corporation, a lessee of the Partnership, filed for protection from creditors under Chapter 11 of the U. S. Bankruptcy Act. The Partnership has assets with a total net book value of $5,113,290 leased to Applied Magnetics Corporation. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors. Procedures are under way for the liquidation of the Partnership's leased equipment. Recoveries by the Partnership, resulting from this default, are fairly certain in the range of 10% to 20% due to the liquidation of the Partnership's equipment. Recoveries above this amount are more uncertain; however, the Partnership anticipates an additional 6% to 15% to be recoverable through the liquidation or reorganization of the lessee's business. Any recoveries above these amounts are highly uncertain and speculative. As of June 30, 2000, liquidation of the assets was under way.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                   (a)Documents filed as a part of this report

                   1.   Financial Statements

                        Included in Part I of this report:  Balance Sheets, June
                         30, 2000 and December 31, 1999.
                        Statements of operations for the six and three month
                         periods ended June 30, 2000 and 1999.
                        Statement of changes in partners' capital for the six
                         month period ended  June 30, 2000.
                        Statements of cash flows for the six and three month
                         periods ended June 30, 2000 and 1999.
                        Notes to the Financial Statements

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

Date:
August 11, 2000

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



            By: ATEL Financial Corporation
                General Partner of Registrant




                               By:    /s/ A.  J.  BATT
                                    ------------------------------------
                                    A. J. Batt
                                    President and Chief Executive Officer
                                    of General Partner




                               By:    /s/ DEAN L. CASH
                                    ------------------------------------
                                    Dean L. Cash
                                    Executive Vice President
                                    of General Partner




            By:   /s/ PARITOSH K. CHOKSI
                --------------------------------------------------------
                Paritosh K. Choksi
                Principal financial officer
                of registrant




            By:   /s/ DONALD E.  CARPENTER
                --------------------------------------------------------
                Donald E. Carpenter
                Principal accounting
                officer of registrant