Form 10-Q
period 2000-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2000-11-09
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended September 30, 2000

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                     ASSETS

                                                   2000              1999
                                                   ----              ----
Cash and cash equivalents                         $ 2,979,142         $ 390,463

Accounts receivable                                 6,952,307        10,368,154

Investments in leases                              71,975,673        99,946,381
                                             ----------------- -----------------
Total assets                                     $ 81,907,122      $110,704,998
                                             ================= =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $ 30,253,794      $ 46,490,585

Line of credit                                              -         8,350,000

Accounts payable:
   General Partner                                    144,234         1,076,757
   Equipment purchases                                  5,452             5,452
   Other                                              505,535           593,862

Accrued interest payable                              758,676         1,551,104

Unearned operating lease income                       173,322           429,486
                                             ----------------- -----------------
Total liabilities                                  31,841,013        58,497,246
Partners' capital:
   General Partner                                   (490,099)         (567,944)
   Limited Partners                                50,556,208        52,775,696
                                             ----------------- -----------------
Total partners' capital                            50,066,109        52,207,752
                                             ----------------- -----------------
Total liabilities and partners' capital          $ 81,907,122      $110,704,998
                                             ================= =================




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)




                                                                 Nine Months Ended                  Three Months Ended
                                                                  September 30,                        September 30,
                                                                  -------------                        -------------
                                                              2000              1999               2000              1999
                                                              ----              ----               ----              ----
Revenues:
Leasing activities:
   Operating leases                                          $17,263,810       $ 26,218,702       $ 5,634,027       $ 8,163,781
   Direct financing leases                                        74,155             82,736            24,147            26,130
   Gain (loss) on sales of assets                              3,930,585            222,217          (172,840)           64,778
Interest                                                         151,931              5,879            82,822             2,432
Other                                                             20,128             17,367            15,833             4,848
                                                        ----------------- ------------------ ----------------- -----------------
                                                              21,440,609         26,546,901         5,583,989         8,261,969
Expenses:
Depreciation and amortization                                 12,759,010         17,327,722         3,688,859         5,471,107
Interest expense                                               2,484,852          3,710,959           754,695         1,193,081
Equipment and incentive management fees to
   General Partner                                               698,937            886,812           208,409           310,796
Other                                                            612,246            521,470           249,235           171,184
Administrative cost reimbursements to General
   Partner                                                       340,035            278,463           125,108           128,155
Professional fees                                                 81,813             53,660            12,883            14,999
Provision for losses                                                   -            500,000                 -           500,000
                                                        ----------------- ------------------ ----------------- -----------------
                                                              16,976,893         23,279,086         5,039,189         7,789,322
                                                        ----------------- ------------------ ----------------- -----------------
Income before extraordinary item                               4,463,716          3,267,815           544,800           472,647
Extraordinary gain on early extinguishment of
   debt                                                        3,320,774                  -         3,320,774                 -
                                                        ----------------- ------------------ ----------------- -----------------
Net income                                                   $ 7,784,490        $ 3,267,815       $ 3,865,574         $ 472,647
                                                        ================= ================== ================= =================

Net income:
   General Partner                                              $ 77,845           $ 32,678          $ 38,656           $ 4,726
   Limited Partners                                            7,706,645          3,235,137         3,826,918           467,921
                                                        ----------------- ------------------ ----------------- -----------------
                                                             $ 7,784,490        $ 3,267,815       $ 3,865,574         $ 472,647
                                                        ================= ================== ================= =================

Income before extraordinary item per limited
   partnership unit                                               $ 0.35             $ 0.26            $ 0.04            $ 0.04
Extraordinary gain on early extinguishment of
   debt per limited partnership unit                                0.27                  -              0.27                 -
                                                        ----------------- ------------------ ----------------- -----------------
Net income per limited partnership unit                           $ 0.62             $ 0.26            $ 0.31            $ 0.04
                                                        ================= ================== ================= =================

Weighted average number of Units outstanding                  12,500,050         12,500,050        12,500,050        12,500,050

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2000

                                   (Unaudited)

                                     Limited Partners              General
                               Units             Amount            Partner            Total

Balance December 31, 1999       12,500,050       $ 52,775,696        $ (567,944)     $ 52,207,752
Distributions to partners                          (9,926,133)                -        (9,926,133)
Net income                                          7,706,645            77,845         7,784,490
                          ----------------- ------------------ ----------------- -----------------
Balance September 30, 2000      12,500,050       $ 50,556,208        $ (490,099)     $ 50,066,109
                          ================= ================== ================= =================


                             See accompanying notes.


                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999


                                                                 Nine Months Ended                  Three Months Ended
                                                                  September 30,                        September 30,
                                                                  -------------                        -------------
                                                              2000              1999               2000              1999
                                                              ----              ----               ----              ----
Operating activities:
Net income                                                   $ 7,784,490        $ 3,267,815       $ 3,865,574         $ 472,647
Adjustment to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                              12,759,010         17,327,722         3,688,859         5,471,107
   (Gain) loss on sales of assets                             (3,930,585)          (222,217)          172,840           (64,778)
   Provision for losses                                                -            500,000                 -           500,000
   Extraordinary gain on early extinguishment of
      debt                                                    (3,320,774)                 -        (3,320,774)                -
   Changes in operating assets and liabilities:
      Accounts receivable                                     (1,384,153)        (2,742,991)       (1,755,259)       (5,671,357)
      Accounts payable, General Partner                         (932,523)           950,244          (148,836)           93,724
      Accounts payable, other                                    (88,327)           126,445           (23,850)           38,855
      Accrued interest payable                                   981,917            904,099           331,944         2,370,820
      Unearned lease income                                     (256,164)           116,865           (19,485)           46,452
                                                        ----------------- ------------------ ----------------- -----------------
Net cash provided by operations                               11,612,891         20,227,982         2,791,013         3,257,470
                                                        ----------------- ------------------ ----------------- -----------------

Investing activities:
Proceeds from sales of assets                                 18,990,133          1,437,950           136,349           566,759
Reduction in net investment in direct financing
   leases                                                        152,150            186,910            38,576            83,043
Purchases of equipment on operating leases                             -           (116,028)                -             8,372
                                                        ----------------- ------------------ ----------------- -----------------
Net cash provided by investing activities                     19,142,283          1,508,832           174,925           658,174
                                                        ----------------- ------------------ ----------------- -----------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999


                                                                 Nine Months Ended                  Three Months Ended
                                                                  September 30,                        September 30,
                                                                  -------------                        -------------
                                                              2000              1999               2000              1999
                                                              ----              ----               ----              ----
Financing activities:
Distributions to Partners                                     (9,926,133)        (9,889,704)       (3,363,759)       (3,282,639)
Repayments of non-recourse debt                               (9,890,362)       (13,822,840)       (1,921,667)       (1,062,588)
Repayments of borrowings under line of credit                 (8,350,000)                 -                 -                 -
Borrowings under line of credit                                        -          2,250,000                 -         1,000,000
                                                        ----------------- ------------------ ----------------- -----------------
Net cash used in financing activities                        (28,166,495)       (21,462,544)       (5,285,426)       (3,345,227)
                                                        ----------------- ------------------ ----------------- -----------------
Net increase (decrease) in cash and cash
   equivalents                                                 2,588,679            274,270        (2,319,488)          570,417
Cash and cash equivalents at beginning of
   period                                                        390,463            744,132         5,298,630           447,985
                                                        ----------------- ------------------ ----------------- -----------------
Cash and cash equivalents at end of period                   $ 2,979,142        $ 1,018,402       $ 2,979,142       $ 1,018,402
                                                        ================= ================== ================= =================


Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                     $ 3,277,280        $ 4,910,896       $ 2,197,096       $ 3,030,333
                                                        ================= ================== ================= =================

Supplemental disclosure of non-cash
   transactions:
Offset of accounts receivable and debt service per
   lease and debt agreement:
Accrued interest payable                                    $ (1,774,345)       $(2,104,036)              $ -               $ -
Non-recourse debt                                             (3,025,655)        (2,695,964)                -                 -
                                                        ----------------- ------------------ ----------------- -----------------
Accounts receivable                                         $ (4,800,000)       $(4,800,000)              $ -               $ -
                                                        ================= ================== ================= =================





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                            Depreciation
                                                            Balance          Expense or          Reclass-          Balance
                                                          December 31,      Amortization       ifications &     September 30,
                                                              1999            of Leases        Dispositions          2000
                                                              ----            ---------        ------------          ----
Net investment in operating leases                          $102,305,273       $(12,359,613)     $(18,289,284)     $ 71,656,376
Equipment held for sale or lease                                 645,593                  -         3,222,804         3,868,397
Initial direct costs, net of accumulated
   amortization of $2,923,6172,094,732 in
   2000 and $2,568,966 in 1999                                 1,494,753           (399,397)                -         1,095,356
Net investment in direct financing leases                      1,019,587           (152,150)            6,932           874,369
Residual interests                                               379,551                  -                 -           379,551
Reserve for losses                                            (5,898,376)                 -                 -        (5,898,376)
                                                        ----------------- ------------------ ----------------- -----------------
                                                             $99,946,381       $(12,911,160)     $(15,059,548)     $ 71,975,673
                                                        ================= ================== ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                         Balance                                                                   Balance
                                      December 31,      Acquisitions, Dispositions & Reclassifications          September 30,
                                                        ----------------------------------------------
                                          1999            1st Quarter        2nd Quarter       3rd Quarter           2000
                                          ----            -----------        -----------       -----------           ----
Transportation                          $ 109,727,891      $ (18,286,459)       $ 5,238,438       $(5,340,899)     $ 91,338,971
Materials handling                         19,507,740            (77,768)        (2,717,599)        2,310,088        19,022,461
Construction                               17,753,581         (1,250,021)          (756,654)                -        15,746,906
Manufacturing                              29,440,009        (18,320,603)                 -                 -        11,119,406
Office automation                           6,578,010           (741,224)        (2,645,923)          890,149         4,081,012
Other                                       2,964,538           (347,462)        (1,345,729)          750,300         2,021,647
                                    ------------------  ----------------- ------------------ ----------------- -----------------
                                          185,971,769        (39,023,537)        (2,227,467)       (1,390,362)      143,330,403
Less accumulated depreciation             (83,666,496)        16,261,566         (1,969,591)       (2,299,506)      (71,674,027)
                                    ------------------  ----------------- ------------------ ----------------- -----------------
                                        $ 102,305,273      $ (22,761,971)       $(4,197,058)      $(3,689,868)     $ 71,656,376
                                    ==================  ================= ================== ================= =================

All of the property on leases was acquired in 1995, 1996 and 1997.

At September 30, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                           Operating          Financing
                                             Leases            Leases             Total
Three months ending December 31, 2000        $ 3,898,870           $ 64,252       $ 3,963,122
        Year ending December 31, 2001         10,704,207            231,853        10,936,060
                                 2002          5,335,918            158,720         5,494,638
                                 2003          3,299,765             98,760         3,398,525
                                 2004          2,808,012             98,760         2,906,772
                           Thereafter         14,867,061            296,280        15,163,341
                                        ----------------- ------------------ -----------------
                                             $40,913,833          $ 948,625      $ 41,862,458
                                        ================= ================== =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.37% to 15.54%.

Future minimum principal payments of non-recourse debt as of September 30, 2000 are as follows:

                                           Principal          Interest            Total
Three months ending December 31, 2000        $ 1,050,612          $ 363,054       $ 1,413,666
        Year ending December 31, 2001          7,448,433          2,478,980         9,927,413
                                 2002          5,745,613          1,828,731         7,574,344
                                 2003          5,487,689          1,239,498         6,727,187
                                 2004            822,894            635,737         1,458,631
                           Thereafter          9,698,553          3,649,283        13,347,836
                                        ----------------- ------------------ -----------------
                                             $30,253,794       $ 10,195,283      $ 40,449,077
                                        ================= ================== =================


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      2000                 1999
                                                                                      ----                 ----
Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                     $   698,937       $   886,812

Administrative cost reimbursements to General Partner                                    340,035           278,463
                                                                                ----------------- -----------------
                                                                                     $ 1,038,972       $ 1,165,275
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

                               SEPTEMBER 30, 2000
                                   (Unaudited)


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


6. Partner's capital:

As of  September  30,  2000,  12,500,050  Units  ($125,000,500)  were issued and outstanding. The Fund is authorized to issue up to 12,500,050 Units, including the 50 Units issued to the initial limited partners.

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

                               SEPTEMBER 30, 2000
                                   (Unaudited)


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

At September 30, 2000, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was incompliance with its covenants as of September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 2000, the Partnership's primary activity was equipment leasing and sales activities.

The Partnership's primary source of liquidity during the first nine months of 2000 was lease rents and proceeds from the sales of lease assets. The Partnership's primary source of liquidity during the first nine months of 1999 was lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

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

As of September 30, 2000, the Partnership had borrowed $100,521,405 with a remaining unpaid balance of $33,574,568. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of September 30, 2000.

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

2000 vs. 1999:

In 2000 and 1999, lease rents were the Partnership's primary source of cash from
operating   activities.   Lease  rents  have  declined  as  a  result  of  lease
terminations and asset sales over the last year.

Proceeds from the sales of assets and direct financing lease rents were the only investing sources of cash. Proceeds from sales of such assets increased by $17,552,183 compared to 1999. Most of the proceeds from sales in 2000 resulted from the sales of assets on lease to Consolidated Rail and NEC Electronics. The only investing use of cash in 1999 was payments on the purchase of assets on operating leases. There were none in 2000.

Financing sources of cash consisted of borrowings on the line of credit in 1999. Repayments of non-recourse debt have decreased as a result of scheduled debt payments.

Results of operations

For the nine month periods, operations resulted in net income of $4,463,716 in 2000 and $3,767,815 in 1999. For the three month periods, operations resulted in net income of $544,800 in 2000 and a net loss of $$972,642 in 1999. The Partnership's primary source of revenues is from operating leases.

Operating lease revenues decreased slightly for both the nine and three month periods compared to 1999 as a result of lease terminations and asset sales over the last year.

Depreciation expense has declined by $4,568,712 (nine months) and $1,782,248 (three months) compared to 1999. The decreases were the result of asset sales over the last year.

Non-recourse debt balances have been reduced in 2000 compared to 1999 as a result of scheduled debt payments. This has led to the reduction of interest expense of $1,226,107 in 2000 compared to 1999 for the nine month period and $438,386 for the three month period.

In December 1999, one of the Partnership's lessees (Applied Magnetics) defaulted on its leases and sought protection under the Bankruptcy Act. As a result, reserves were established related to those assets which had been leased to Applied Magnetics as of December 31, 1999. During the third quarter of 2000, most of the lease assets were sold at auction and the non-recourse debt which had been used to finance a significant portion of the assets was extinguished, giving rise to an extraordinary gain.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Quaker Coal Company

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee made the outstanding payments, however, the General Partner refused to waive the default and insisted on additional damages in the range of $1,428,000 to $1,743,000. The General Partner sued the lessee for damages and was awaiting judgment from the court when on June 16, 2000, the lessee filed for protection under the U. S. Bankruptcy Act.

The Partnership has filed a stipulation for relief from stay to allow the court to issue its ruling, and has filed a request to participate on the Official Committee of Unsecured Creditors. The Partnership has succeeded upon securing the return of its equipment which it is currently liquidating. The amounts of these damages have not been included in the financial statements included in
Item 1 of this report, however the liklihood of recovery of amounts above the liquidation of the equipment is speculative.

Applied Magnetics Corporation

In January 2000, Applied Magnetics Corporation, a lessee of the Partnership, filed for protection from creditors under Chapter 11 of the U. S. Bankruptcy Act. The Partnership has assets with a total net book value of $5,113,290 leased to Applied Magnetics Corporation. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and currently serves as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Partnership's leased equipment, which proceeds were used to satisfy non-recourse debt secured by the equipment. Other than the proceeds received from the liquidation of the Partnership's equipment, additional recoveries by the Partnership, resulting from this default, are fairly speculative.

The Partnership anticipates additional amounts may be recoverable through the reorganization of the lessee's business, however, any recoveries above the amounts received upon liquidation of the Partnership's equipment are highly uncertain and speculative. As of November 1, 2000, liquidation of the assets was completed.

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

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                     (a)Documents filed as a part of this report

                     1.  Financial Statements
                         Included in Part I of this report:

                         Balance  Sheets,  September  30, 2000 and  December 31,
                         1999.

                         Statement of changes in partners' capital for the nine month period ended September 30, 2000.

                         Statements of operations for the nine and three month periods ended September 30, 2000 and 1999.

                         Statements of cash flows for the nine and three month periods ended September 30, 2000 and 1999.

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

Date:
November 9, 2000

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