Form 10-K
period 2000-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2001-03-28
CIK 927569

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      |X| Annual  report  pursuant to section 13 or 15(d) of the
                          Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2000
                                       OR
                      |_| Transition  report  pursuant to section 13 or 15(d) of
                          the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

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

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund VI, L.P. (the Partnership) was formed under the laws of the State of California in June 1994. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Corporation
(ATEL).

The Partnership conducted a public offering of 12,500,000 units of Limited Partnership Interest (Units) at a price of $10 per Unit. On January 3, 1995, the Partnership commenced operations in its primary business (leasing activities). As of November 23, 1996, the Partnership had received subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners' Units and terminated its offering.

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

As of December 31, 2000, the Partnership had purchased equipment with a total acquisition price of $208,275,158.

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

During 2000, 1999 and 1998, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                            2000  1999  1998
                                                            ----  ----  ----
         Lessee                Type of Equipment
NEC Electronics                Semiconductor manufacturing   18%   13%   12%
Consolidated Rail Corporation  Locomotives & intermodal
                               containers                     *    11%   10%
*  Less than 10%

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

Equipment Leasing Activities

Through December 31, 2000, the Partnership has disposed of certain leased assets as set forth below:

                             Original
                           Equipment Cost,                       Excess of
         Type of             Excluding                           Rents Over
        Equipment         Acquisition Fees    Sales Price        Expenses *
        ---------         ----------------    -----------        ----------
Manufacturing                 $29,682,857       $ 6,977,469       $23,835,051
Railcars and locomotives       13,388,161        11,269,814         7,919,319
Office automation              12,561,269         1,580,425        12,145,702
Transportation                  7,482,267         4,105,578         5,982,147
Mining                          6,388,907         1,455,712         6,489,993
Materials handling              2,258,387           458,600         2,263,699
Other                             702,643           122,712           198,529
Construction                      465,037           216,367           368,001
Containers                        210,507           201,805            51,701
                          ----------------  ----------------  ----------------
                              $73,140,035      $ 26,388,482       $59,254,142
                          ================  ================  ================

* Includes only those expenses directly related to the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2000 and the industries to which the assets have been leased.

                                  Purchase Price Excluding  Percentage of Total
       Asset Types                    Acquisition Fees          Acquisitions
       -----------                    ----------------          ------------
Transportation, rail cars                 $ 39,275,195              18.86%
Manufacturing                               30,469,834              14.63%
Transportation, other                       24,476,511              11.75%
Materials handling                          24,043,881              11.54%
Railroad locomotives                        22,353,332              10.73%
Transportation, intermodal
   containers                               21,694,688              10.42%
Mining equipment                            18,557,225               8.91%
Office automation                           13,824,024               6.64%
Construction                                 9,259,221               4.45%
Other                                        4,321,247               2.07%
                                       ----------------           ---------
                                         $ 208,275,158             100.00%
                                       ================           =========

                                  Purchase Price Excluding  Percentage of Total
   Industry of Lessee                 Acquisition Fees          Acquisitions
   ------------------                 ----------------          ------------
Transportation, rail                      $ 55,950,904               26.86%
Electronics manufacturing                    29,030,626              13.94%
Business services                            28,360,969              13.62%
Mining                                       24,793,242              11.90%
Transportation, other                        23,217,066              11.15%
Manufacturing, other                         18,922,229               9.09%
Oil & gas                                    16,535,633               7.94%
Communications                                5,282,291               2.54%
Other                                         6,182,198               2.96%
                                       ----------------           ----------
                                         $ 208,275,158              100.00%
                                       ================           ==========

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2000, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets.

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June of 1998. As a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and all future lease payments, however, the General Partner refused to waive the default and insisted on additional damages. The General Partner filed a suit against the lessee for damages and is currently awaiting judgment from the court. On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

The Partnership has filed a stipulation for relief from stay to allow the court to issue its ruling, and has filed a request to participate on the Official Committee of Unsecured Creditors. The Partnership has succeeded upon securing the return of its equipment, which has been liquidated, netting a sum which represents approximately 17% of the original equipment cost. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment is speculative and highly uncertain.

On December 17, 1999, Elkay Mining Company, a subsidiary of The Pittston Company, filed a suit for declaratory relief in response to a notice of event of default made by the Partnership. The dispute surrounds the treatment by the lessee of a defect in the leased equipment, and the lessee's failure to notify that lessor of the defect in the equipment. All lease payments under that lease were made in a timely manner, and the equipment was returned and liquidated by the Partnership for $112,501.04, which is approximately 6% of the original equipment cost. The Partnership feels that it has been damaged, in the approximate amount of $773,402, which represents the difference in the proceeds netted from the sale of the equipment and the liquidated damages due under the lease. The General Partner believes that it has a reasonable basis for prevailing with respect to this matter, and will aggressively assert its defense.

In January 2000, Applied Magnetics Corporation filed for protection from creditors under Chapter 11 of the U. S. Bankruptcy Code. The Partnership has assets with a total net book value of $5,113,290 leased to Applied Magnetics Corporation. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and currently serves as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Partnership's leased equipment, which proceeds resulted in the satisfaction of a portion of the non-recourse debt secured by the equipment. As of November 1, 2000, liquidation of the assets was completed. The Partnership anticipates additional amounts may be recoverable through the reorganization of the lessee's business, however, any recoveries above the amounts received upon liquidation of the Partnership's equipment are highly uncertain and speculative.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


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

Holders

As of December 31, 2000, a total of 6,590 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The rate for monthly distributions from 2000 operations was $0.0875 per Unit. The distributions were made in February 2000 through December 2000 and in January 2001. For each quarterly distribution (made in April, July and October 2000 and in January 2001) the rate was $0.2625 per Unit. Distributions were from 2000 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

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

ATEL has sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per unit: $1.00 in 1997 and 1998; $1.05 in 1999 and 2000; and $1.10 in 2001 and 2002.

Holders of Units may make the election without charge to receive distributions on a monthly basis.

The following table presents summarized information regarding distributions to Limited Partners:

                                              2000             1999             1998            1997             1996
                                              ----             ----             ----            ----             ----
Distributions of net income (loss)                $ 0.76          $ (0.07)          $ 0.06         $ (0.18)         $ (0.23)
Return of investment                                0.30             1.11             0.94            1.18             1.16
                                         ---------------- ---------------- ---------------- --------------- ----------------
Distributions per unit                              1.06             1.04             1.00            1.00             0.93
Differences due to timing of
   distributions                                   (0.01)            0.01             0.00            0.00             0.07
                                         ---------------- ---------------- ---------------- --------------- ----------------
Nominal distribution rates from above             $ 1.05           $ 1.05           $ 1.00          $ 1.00           $ 1.00
                                         ================ ================ ================ =============== ================

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 2000, 1999, 1998, 1997 and 1996. This financial data should be read in conjunction with the financial statements and related notes included under
Item 8 of this report.

                                              2000             1999             1998            1997             1996
                                              ----             ----             ----            ----             ----
Gross revenues                               $27,796,597     $ 34,400,228     $ 36,149,061    $ 36,485,165      $25,729,470

Net income (loss)                            $ 9,533,716       $ (906,676)       $ 710,923    $ (2,297,964)    $ (2,210,330)

Weighted average Units                        12,500,050       12,500,050       12,500,050      12,500,050        9,424,045

Net income (loss) per Unit, based on
   weighted average Units
   outstanding                                    $ 0.76          $ (0.07)          $ 0.06         $ (0.18)         $ (0.23)

Distributions per Unit, based on
   weighted average Units
   outstanding                                    $ 1.06           $ 1.04           $ 1.00          $ 1.00           $ 0.93

Total Assets                                 $79,350,099    $ 110,704,998    $ 140,096,180   $ 170,290,581     $192,831,691

Non-recourse Debt                            $28,971,912     $ 46,490,585     $ 65,164,309    $ 77,647,591      $80,789,732

Total Partners' Capital                      $48,537,398     $ 52,207,752     $ 66,322,437    $ 78,274,435      $93,201,156


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership's public offering provided for a total maximum capitalization of $125,000,000 and was completed as of November 23, 1996. As of that date, subscriptions had been received and accepted for $125,000,000.

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

The Partnership participates with ATEL and certain of its affiliates in a $77,500,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on July 28, 2001. As of December 31, 2000, the Partnership had no borrowings under this line of credit and the remaining availability was $39,969,040.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to ATEL and providing for cash distributions to the Limited Partners. At December 31, 2000, the Partnership had no commitments to purchase lease assets.

As of December 31, 2000, cash balances consisted of working capital and amounts reserved for distributions in January 2001, generated from operations in 2000.

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

Cash Flows

           2000 vs. 1999:

In 2000 and 1999, the Partnership's primary source of cash was the rents from operating leases. Cash flows from operations decreased from $23,773,594 in 1999 to $15,929,861 in 2000, a decrease of $7,843,733. The decrease resulted from decreased operating lease rents.

In 2000, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. The cash flows from direct financing leases increased slightly from $255,610 in 1999 to $269,437 in 2000. Proceeds from asset sales increased from $1,802,696 in 1999 to $18,083,829 in 2000. Proceeds from sales of lease assets are not expected to be consistent from one year to another.

In 2000, there were no financing sources of cash. In 1999, the only source of cash from financing activities was borrowings under the line of credit. Distributions to the Limited Partners increased as a result of an increase in the per Unit distribution rate effective with distributions made starting in February 1999 (see Item 5 of this report). Repayments of non-recourse debt decreased (from $15,977,760 in 1999 to $11,172,244 in 2000) as a result of scheduled debt payments.

           1999 vs. 1998:

In 1999 and 1998, the Partnership's primary source of cash was the rents from operating leases. Cash flows from operations decreased from $24,079,438 in 1998 to $23,773,594 in 1999, a decrease of $305,844. The decrease resulted from decreased operating lease rents.

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

           2000 vs. 1999:

Revenues in 2000 decreased to $27,796,597 compared to $34,400,228 in 1999. Most of the Partnership's revenues are generated from operating leases. These rents have decreased as a result of 1999 and 2000 asset sales.

Depreciation and interest are the most significant ongoing Partnership expenses. Depreciation expense is directly related to the Partnership's investment in operating leases and is, therefore, also directly related to the revenues generated by those assets. The 1999 and 2000 sales which led to 2000 revenue decreases also gave rise to the decrease in depreciation expense from $22,002,111 in 1999 to $15,540,231 in 2000.

In 1999, Applied Magnetics, one of the Partnership's lessees, defaulted on its lease obligations to the Partnership. In 1999, a provision for lease losses of $5,113,290 was provided in relation to this lessee. The assets under the operating leases with Applied Magnetics were financed primarily with non-recourse debt. The balance of the debt was $3,320,774 at December 31, 1999. Upon the foreclosure by the lender in 2000, the Partnership recognized an extraordinary gain on extinguishment of debt in the amount of the unpaid debt.

Interest expense has decreased as a result of scheduled debt payments.

Equipment management fees are related to lease revenues. In 2000, revenues decreased as noted above and, as a result, the management fees also decreased from $959,511 in 1999 to $569,141 in 2000, a decrease of $390,370.

           1999 vs. 1998:

Revenues in 1999 decreased to $34,400,228 compared to $36,149,061 in 1998. Almost all of the Partnership's revenues are generated from operating leases. These rents have decreased as a result of 1998 and 1999 asset sales.

Depreciation and interest are the most significant ongoing Partnership expenses. Depreciation expense is directly related to the Partnership's investment in operating leases and is, therefore, also directly related to the revenues generated by those assets. The 1998 and 1999 sales which led to 1999 revenue decreases also gave rise to the 1999 decrease in depreciation expense ($25,325,663 in 1998 and $22,002,111 in 1999).

In 1999, Applied Magnetics, one of the Partnership's lessees, defaulted on its lease obligations to the Partnership. The General Partner did not expect to recover any of the uncollected rentals outstanding under the leases. The Partnership wrote down the related lease assets to their net realizable value as of December 31, 1999. All accounts receivable for amounts billed and outstanding under the leases were fully reserved. In 1999, a provision for lease losses of $5,113,290 was provided in relation to this lessee. In addition, a provision for doubtful accounts of $282,911 was made against trade receivables.

The assets under the operating leases with Applied Magnetics were financed primarily with non-recourse debt. The balance of the debt was $3,320,774 at December 31, 1999. Upon foreclosure by the lender in 2000, the Partnership recognized an extraordinary gain on extinguishment of debt in the amount of the unpaid debt.

Interest expense has decreased as a result of scheduled debt payments.

Equipment management fees are related to lease revenues. In 1999, revenues decreased as noted above and, as a result, the management fees also decreased from $1,033,556 in 1998 to $959,511 in 1999, a decrease of $74,045.

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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 2000, there was no outstanding balance on the floating rate line of credit.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 2000, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 25.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Cash Distribution Fund VI, L.P.


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
February 7, 2001

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                                   2000             1999
                                                   ----             ----
Cash and cash equivalents                         $ 1,947,276        $ 390,463

Accounts receivable, net of allowance for
   doubtful accounts of $585,186 in 2000
   and $282,991 in 1999                             7,595,825       10,368,154

Investments in equipment and leases                69,806,998       99,946,381
                                              ---------------- ----------------
Total assets                                     $ 79,350,099     $110,704,998
                                              ================ ================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $ 28,971,912      $46,490,585

Line of credit                                              -        8,350,000

Accounts payable and accruals:
   General Partner                                    264,395        1,076,757
   Equipment purchases                                  5,452            5,452
   Other                                              331,385          593,862

Accrued interest payable                            1,102,361        1,551,104

Unearned lease income                                 137,196          429,486
                                              ---------------- ----------------
                                                   30,812,701       58,497,246

Partners' capital (deficit):
     General Partner                                 (472,607)        (567,944)
     Limited Partners                              49,010,005       52,775,696
                                              ---------------- ----------------
Total partners' capital                            48,537,398       52,207,752
                                              ---------------- ----------------
Total liabilities and partners' capital          $ 79,350,099     $110,704,998
                                              ================ ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                2000            1999             1998
                                                                                ----            ----             ----
Revenues:
Leasing activities:
   Operating leases                                                           $ 23,443,137    $ 33,987,395     $35,178,175
   Direct financing leases                                                          86,858         111,799         137,159
   Gain on sales of assets                                                       4,039,545         262,067         786,070
Interest income                                                                    196,627          10,231          23,292
Other                                                                               30,430          28,736          24,365
                                                                           ---------------- --------------- ----------------
                                                                                27,796,597      34,400,228      36,149,061

Expenses:
Depreciation and amortization                                                   16,127,857      22,710,097      26,193,147
Interest                                                                         3,151,691       4,783,105       6,557,551
Equipment and incentive management fees to affiliates                              963,332       1,178,105       1,394,138
Other                                                                              750,309         776,273         693,512
Administrative cost reimbursements to General Partner                              508,653         397,125         427,872
Professional fees                                                                   81,813          65,918          74,390
Provision for losses and impairments                                                     -       5,113,290           97,528
Provision for doubtful accounts                                                          -         282,991                -
                                                                           ---------------- --------------- ----------------
                                                                                21,583,655      35,306,904      35,438,138
                                                                           ---------------- --------------- ----------------
Income (loss) before extraordinary item                                          6,212,942        (906,676)         710,923
Extraordinary gain on early extinguishment of debt                               3,320,774               -                -
                                                                           ---------------- --------------- ----------------
Net income (loss)                                                              $ 9,533,716      $ (906,676)       $ 710,923
                                                                           ================ =============== ================

Net income (loss):
   General Partner                                                                $ 95,337        $ (9,067)         $ 7,109
   Limited Partners                                                              9,438,379        (897,609)         703,814
                                                                           ---------------- --------------- ----------------
                                                                               $ 9,533,716      $ (906,676)       $ 710,923
                                                                           ================ =============== ================

Income (loss) before extraordinary item per Limited Partnership unit                $ 0.50         $ (0.07)          $ 0.06
Extraordinary gain on early extinguishment of debt
   per Limited Partnership unit                                                       0.26               -                -
                                                                           ---------------- --------------- ----------------
Net income (loss) per Limited Partnership unit                                      $ 0.76         $ (0.07)          $ 0.06
                                                                           ================ =============== ================


Weighted average number of units outstanding                                    12,500,050      12,500,050      12,500,050



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                          Limited Partners     General
                                                               Units           Amount          Partner           Total
                                                               -----           ------          -------           -----
Balance December 31, 1997                                      12,500,050     $ 78,528,450      $ (254,015)     $78,274,435
Distributions to limited partners ($1.00 per Unit)                             (12,500,645)                     (12,500,645)
Distributions to General Partner                                                                  (162,276)        (162,276)
Net income                                                                         703,814           7,109          710,923
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1998                                      12,500,050       66,731,619        (409,182)      66,322,437
Distributions to limited partners ($1.05 per Unit)                             (13,058,314)                     (13,058,314)
Distributions to General Partner                                                                  (149,695)        (149,695)
Net loss                                                                          (897,609)         (9,067)        (906,676)
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 1999                                      12,500,050       52,775,696        (567,944)      52,207,752
Distributions to limited partners ($1.06 per Unit)                             (13,204,070)                     (13,204,070)
Net income                                                                       9,438,379          95,337        9,533,716
                                                          ---------------- ---------------- --------------- ----------------
Balance December 31, 2000                                      12,500,050     $ 49,010,005      $ (472,607)     $48,537,398
                                                          ================ ================ =============== ================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                2000            1999             1998
                                                                                ----            ----             ----
Operating activities:
Net income (loss)                                                              $ 9,533,716      $ (906,676)       $ 710,923
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                              16,127,857      22,710,097       26,193,147
     Provision for doubtful accounts                                                     -         282,991                -
     Provision for losses and impairments                                                -       5,113,290           97,528
     Gain on sales of assets                                                    (4,039,545)       (262,067)        (786,070)
     Extraordinary gain on early extinguishment of debt                         (3,320,774)              -                -
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (2,329,866)     (5,665,104)      (3,891,412)
         Accounts payable, General Partner                                        (812,362)        905,707         (143,308)
         Accounts payable, other                                                  (262,477)        (10,906)         189,108
         Accrued interest payable                                                1,325,602       1,379,696        2,030,965
         Unearned lease income                                                    (292,290)        226,566         (321,443)
                                                                           ---------------- --------------- ----------------
Net cash provided by operating activities                                       15,929,861      23,773,594       24,079,438
                                                                           ---------------- --------------- ----------------

Investing activities:
Proceeds from sales of assets                                                   18,083,829       1,802,696        3,357,017
Reduction of net investment in direct financing leases                             269,437         255,610          428,622
Purchases of equipment on operating leases                                               -        (249,800)               -
                                                                           ---------------- --------------- ----------------
Net cash provided by investing activities                                       18,353,266       1,808,506        3,785,639
                                                                           ---------------- --------------- ----------------

Financing activities:
Repayments of non-recourse debt                                                (11,172,244)    (15,977,760)     (15,747,720)
Distributions to Limited Partners                                              (13,204,070)    (13,058,314)     (12,500,645)
Repayments of borrowings under line of credit                                   (8,350,000)              -       (5,850,000)
Borrowings under line of credit                                                          -       3,250,000        2,200,000
Distributions to General Partner                                                         -        (149,695)        (162,276)
Proceeds of non-recourse debt                                                            -               -        4,199,995
                                                                           ---------------- --------------- ----------------
Net cash used in financing activities                                          (32,726,314)    (25,935,769)     (27,860,646)
                                                                           ---------------- --------------- ----------------

Net increase (decrease) in cash and cash equivalents                             1,556,813        (353,669)           4,431
Cash and cash equivalents at beginning of period                                   390,463         744,132          739,701
                                                                           ---------------- --------------- ----------------
Cash and cash equivalents at end of period                                     $ 1,947,276       $ 390,463        $ 744,132
                                                                           ================ =============== ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                2000            1999             1998
                                                                                ----            ----             ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                         $ 1,826,089     $ 3,403,409      $ 4,526,586
                                                                           ================ =============== ================

Schedule of non-cash transactions:

Offset of accounts receivable and debt service per lease and debt agreement:
Accrued interest payable                                                      $ (1,774,345)   $ (2,104,036)    $ (3,864,443)
Non-recourse debt                                                               (3,025,655)     (2,695,964)        (935,557)
                                                                           ---------------- --------------- ----------------
Accounts receivable                                                           $ (4,800,000)   $ (4,800,000)    $ (4,800,000)
                                                                           ================ =============== ================

Extraordinary gain on early extinguishment of debt                             $ 3,320,774             $ -              $ -
                                                                           ================ =============== ================






                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.  Organization and Partnership matters:

ATEL Cash Distribution Fund VI, L.P. (the Partnership) was formed under the laws of the State of California on June 29, 1994 for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations.

The General Partner of the Partnership is ATEL Financial Corporation (ATEL).

The Partnership, or ATEL on behalf of the Partnership, incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be born by the Partnership was limited to 15% of Gross Proceeds of up to $25,000,000 and 14% of Gross Proceeds in excess of $25,000,000.

The Partnership's business consists of leasing various types of equipment. As of December 31, 2000, the original terms of the leases ranged from one month to twenty years.

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

Revenues from operating leases are recognized evenly over the lives of the related leases.

Direct financing leases:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


2.  Summary of significant accounting policies (continued):

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                2000            1999
                                                ----            ----
Financial statement basis of net assets       $ 48,537,398    $ 52,207,752
Tax basis of net assets                         15,493,667      13,505,457
                                           ---------------- ---------------
Difference                                    $ 33,043,731    $ 38,702,295
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

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                   2000            1999             1998
                                                   ----            ----             ----
Net income (loss) per financial statements        $ 9,533,716      $ (906,676)       $ 710,923
Adjustment to depreciation expense                   (701,135)     (1,309,581)     (19,855,425)
Other adjustments to revenues and expenses          6,359,698         371,417         (644,595)
Provision for losses and impairments                        -       5,113,290          364,852
Provision for doubtful accounts                             -         282,991                -
                                              ---------------- --------------- ----------------
Net income (loss) per federal tax return         $ 15,192,279     $ 3,551,441    $ (19,424,245)
                                              ================ =============== ================

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Credit risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2000, 1999 and 1998.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


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


3.  Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                            Depreciation
                                                                             Expense or       Reclass-
                                                          December 31,      Amortization    ifications or   December 31,
                                                               1999           of Leases     Dispositions         2000
                                                               ----           ---------     ------------         ----
Net investment in operating leases                          $ 102,305,273    $ (15,540,231)  $ (19,926,306)     $66,838,736
Net investment in direct financing leases                       1,019,587         (269,437)        269,785        1,019,935
Assets held for sale or lease                                     645,593                -         307,961          953,554
Residual value interests                                          379,551                -               -          379,551
Reserve for losses and impairments                             (5,898,376)               -       5,606,471         (291,905)
Initial direct costs, net of accumulated amortization
   of $2,046,198 in 2000 and $2,702,979 in 1999                 1,494,753         (587,626)              -          907,127
                                                          ---------------- ---------------- --------------- ----------------
                                                             $ 99,946,381    $ (16,397,294)  $ (13,742,089)     $69,806,998
                                                          ================ ================ =============== ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                                  Reclass-
                               December 31,                     ifications or    December 31,
                                   1999           Additions     Dispositions         2000
                                   ----           ---------     ------------         ----
Transportation                  $ 109,727,891                    $ (24,105,020)     $85,622,871
Manufacturing                      29,440,009                      (29,030,624)         409,385
Materials handling                 19,507,740                       (2,584,592)      16,923,148
Construction                       17,753,581                        3,379,977       21,133,558
Office automation                   6,578,010                       (3,919,280)       2,658,730
Miscellaneous                       2,964,538                       (1,875,832)       1,088,706
                              ---------------- -------------------------------- ----------------
                                  185,971,769                      (58,135,371)     127,836,398
Less accumulated depreciation     (83,666,496)   $ (15,540,231)     38,209,065      (60,997,662)
                              ---------------- ---------------- --------------- ----------------
                                $ 102,305,273    $ (15,540,231)  $ (19,926,306)     $66,838,736
                              ================ ================ =============== ================

Direct financing leases:

As of December 31, 2000 and 1999, investment in direct financing leases consists of railroad tank cars and various office automation equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2000 and 1999:

                                                     2000            1999
                                                     ----            ----
Total minimum lease payments receivable             $ 1,157,825     $ 1,154,481
Estimated residual values of leased
   equipment (unguaranteed)                             187,832         206,767
                                                ---------------- ---------------
Investment in direct financing leases                 1,345,657       1,361,248
Less unearned income                                   (325,722)       (341,661)
                                                ---------------- ---------------
Net investment in direct financing leases           $ 1,019,935     $ 1,019,587
                                                ================ ===============

All of the property on leases was acquired in 1997, 1996 and 1995.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


3.  Investments in equipment and leases (continued):

At December 31, 2000, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:
                                             Direct
          Year ending      Operating        Financing
          December 31,      Leases           Leases            Total
          ------------      ------           ------            -----
                   2001       9,431,069        $ 367,626       $9,798,695
                   2002       4,869,773          286,639        5,156,412
                   2003       3,293,223          103,640        3,396,863
                   2004       2,801,474          103,640        2,905,114
                   2005       2,710,829           98,760        2,809,589
             Thereafter      12,147,419          197,520       12,344,939
                        ---------------- ---------------- ----------------
                            $35,253,787       $1,157,825      $36,411,612
                        ================ ================ ================

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

                          Balance December 31,1997              $ 687,558
                          Provision                                97,528
                                                          ----------------
                          Balance December 31,1998                785,086
                          Provision                             5,113,290
                                                          ----------------
                          Balance December 31,1999              5,898,376
                          Charge offs                          (5,606,471)
                                                          ----------------
                          Balance December 31,2000              $ 291,905
                                                          ================


4.  Non-recourse debt:

At December 31, 2000, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 6.4% to 12.3%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2000, the carrying value of the pledged assets is $34,817,200. The notes mature from 2001 through 2016.

Future minimum payments of non-recourse debt are as follows:

          Year ending
          December 31,     Principal        Interest           Total
                   2001     $ 7,257,968      $ 2,468,338      $ 9,726,306
                   2002       5,744,385        1,826,204        7,570,589
                   2003       5,486,383        1,237,053        6,723,436
                   2004         821,505          633,381        1,454,886
                   2005         476,037          591,844        1,067,881
             Thereafter       9,185,634        3,042,044       12,227,678
                        ---------------- ---------------- ----------------
                            $28,971,912      $ 9,798,864     $ 38,770,776
                        ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


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

ATEL and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during 2000, 1999 and 1998:

                                                                                      2000            1999             1998
                                                                                      ----            ----             ----
Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement)                     $   963,332     $ 1,178,105     $  1,394,138

Administrative cost reimbursements to ATEL                                              508,653         397,125          427,872
                                                                                ---------------- --------------- ----------------
                                                                                    $ 1,471,985     $ 1,575,230      $ 1,822,010
                                                                                ================ =============== ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


6.  Partners' capital:

As of December 31, 2000 and 1999, 12,500,050 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Partnership's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Partnership is authorized to issue up to 12,500,000 Units, in addition to those issued to the Initial Limited Partners.

The Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, are to be distributed as follows:

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

As of December 31, 2000, 1999 and 1998 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                        2000            1999             1998
                                        ----            ----             ----
      Other manufacturing                33%              *                *
      Rail transportation                31%             30%              22%
      Other transportation services       *              14%              13%
      Electronics manufacturing           *               *               12%
      Business services                   *               *               10%
      * Less than 10%.

During 2000, one customer comprised 18% of the Partnership's revenues from leases. During 1999, two customers each comprised 13% and 11% of the Partnership's revenues from leases. During 1998, two customers each comprised 12% and 10% of the Partnership's revenues from leases.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


8.  Lines of credit:

The Partnership participates with ATEL and certain of its Affiliates in a $77,500,000 revolving credit agreement with a group of financial institutions which expires on July 28, 2001. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and ATEL.

At December 31, 2000, there was no outstanding balance. At December 31, 1999, $8,350,000 was outstanding on the line of credit. It was repaid in 2000. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2000. At December 31, 2000, $39,969,040 was available under this agreement.


9.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2000 is $29,529,806.

Line of credit:

The carrying amounts of the Partnership's variable rate lines of credit approximate fair value.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


10.  Provision for losses and impairments:

In January 2000, one of the Partnership's lessees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership determined that the assets under operating lease with a net book value of $5,113,290 at December 31, 1999 leased to this particular lessee were impaired as of December 31, 1999. The Partnership estimated that the proceeds from the sales of the assets would not be sufficient to satisfy the non-recourse lender. The debt balance was $3,320,774 at December 31, 1999. As result, the Partnership fully reserved for these assets as of December 31, 1999.

Upon foreclosure by the lender and upon sale of the financed assets in 2000, the Partnership recognized an extraordinary gain on the extinguishment of the debt of $3,320,774.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of ATEL Financial Corporation.

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

Paritosh K. Choksi        Director, Senior Vice President and Chief Financial
                              Officer of ACG, AFC, ALC, AEC and AIS

Donald E. Carpenter       Vice President and Controller of ACG, AFC, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais           Senior Vice President, Secretary and General Counsel
                              for ACG, AFC, ALC, AIS and AEC

A. J. Batt, age 64, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 50, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 47, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 52, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 42, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2000, 1999 and 1998 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

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

Through December 31, 1996, $5,625,000 of such fees (the maximum allowable amount) had been paid to ATEL or its affiliates. No such fees have been paid subsequent to that date.

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

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership's equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, ATEL is entitled to receive the Incentive management fee which shall be payable for each fiscal quarter and shall be an amount equal to 1% of cash distributions from operations, sales or refinancing and 3.25% (4% prior to July 1, 1995) of cash distributions from operations to an affiliate of ATEL until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee paid to the affiliate of ATEL shall be 4% of all distributions of cash from operations, sales or refinancing.

See Notes to the financial statements included at Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, ATEL is entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to ATEL. See financial statements included in Item 8, Part I of this report for amounts allocated to ATEL in 2000, 1999 and 1998.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2000 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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

ATEL may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Limited Partners holding 10% or more of the total outstanding Limited Partnership units.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                       (a)Financial Statements and Schedules
                       1. Financial Statements
                          Included in Part II of this report:

                          Report of Independent Auditors

                          Balance Sheets at December 31, 2000 and 1999

                          Statements of Operations for the years ended December 31, 2000, 1999 and 1998

                          Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998

                          Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                          Notes to Financial Statements

                       2. Financial Statement Schedules
                          Allschedules  for  which  provision  is  made  in  the
                             applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                       (b)Reports on Form 8-K for the fourth quarter of 2000
                          None

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



         Date: 3/23/2001

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



           SIGNATURE                     CAPACITIES                   DATE



/s/  A. J. Batt            President and Chief Executive Officer of 3/23/2001
-------------------------- ATEL Financial Corporation (General
A. J. Batt                 Partner)







 /s/ Dean Cash             Executive Vice President of ATEL         3/23/2001
-------------------------- Financial Corporation (General Partner)
Dean Cash




/s/ Paritosh K. Choksi     Principal financial officer of           3/23/2001
-------------------------- registrant; principal financial officer
Paritosh K. Choksi         and director of ATEL Financial
                           Corporation





/s/ Donald E. Carpenter    Principal accounting officer of          3/23/2001
-------------------------- registrant; principal accounting officer
Donald E. Carpenter        of ATEL Financial Corporation




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