Form 10-Q
period 2001-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2001-05-14
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                         For the quarterly period ended March 31, 2001

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS

                                                   2001              2000
                                                   ----              ----
Cash and cash equivalents                            $ 720,531     $ 1,947,276

Accounts receivable, net of allowance for
   doubtful accounts of $585,186 in 2001
   and $282,991in 2000                               4,019,576       7,595,825

Investments in leases                               67,292,085      69,806,998
                                             ------------------ ---------------
Total assets                                      $ 72,032,192     $79,350,099
                                             ================== ===============


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $ 24,126,566     $28,971,912

Lines of credit                                      1,000,000               -

Accounts payable:
   General Partner                                     170,749         264,395
   Equipment purchases                                   5,452           5,452
   Other                                               569,207         331,385

Accrued interest payable                                41,630       1,102,361

Unearned operating lease income                        116,663         137,196
                                             ------------------ ---------------
Total liabilities                                   26,030,267      30,812,701
Partners' capital:
     General Partner                                  (582,286)       (472,607)
     Limited Partners                               46,584,211      49,010,005
                                             ------------------ ---------------
Total partners' capital                             46,001,925      48,537,398
                                             ------------------ ---------------
Total liabilities and partners' capital           $ 72,032,192     $79,350,099
                                             ================== ===============

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)

Revenues:                                                         2001                2000
                                                                  ----                ----
   Leasing activities:
      Operating leases                                             $ 4,360,870        $ 5,945,362
      Direct financing leases                                           52,262             25,755
      Gain on sales of assets                                           98,421          4,254,908
Interest                                                                25,896              3,478
Other                                                                    7,797                502
                                                          --------------------- ------------------
                                                                     4,545,246         10,230,005
Expenses:
Depreciation and amortization                                        2,415,771          5,047,561
Interest expense                                                       640,379          1,104,356
Equipment and incentive management fees to General Partner             288,897            205,276
Cost reimbursements to General Partner                                 167,832             87,405
Other                                                                  140,724            210,170
Professional fees                                                       27,366             18,701
                                                          --------------------- ------------------
                                                                     3,680,969          6,673,469
                                                          --------------------- ------------------
Net income                                                           $ 864,277        $ 3,556,536
                                                          ===================== ==================

Net income:
   General Partner                                                     $ 8,643           $ 35,565
   Limited Partners                                                    855,634          3,520,971
                                                          --------------------- ------------------
                                                                     $ 864,277        $ 3,556,536
                                                          ===================== ==================

Net income per Limited Partnership Unit                                 $ 0.07             $ 0.28
Weighted average number of Units outstanding                        12,500,050         12,500,050


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 2001
                                   (Unaudited)

                                             Limited Partners        General
                                 Units            Amount             Partner               Total
Balance December 31, 2000         12,500,050      $49,010,005            $ (472,607)       $48,537,398
Distributions to partners                          (3,281,428)             (118,322)        (3,399,750)
Net income                                            855,634                 8,643            864,277
                           ------------------ ---------------- --------------------- ------------------
Balance March 31, 2001            12,500,050      $46,584,211            $ (582,286)       $46,001,925
                           ================== ================ ===================== ==================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000


Operating activities:                                         2001                2000
                                                              ----                ----
Net income                                                       $ 864,277        $ 3,556,536
Adjustments to reconcile net income to cash provided
   by operating activities:
   Depreciation and amortization                                 2,415,771          5,047,561
   Gain on sales of assets                                         (98,421)        (4,254,908)
   Changes in operating assets and liabilities:
      Accounts receivable                                       (1,223,751)         2,381,822
      Accounts payable, General Partner                            (93,646)          (955,266)
      Accounts payable, other                                      237,822             21,533
      Accrued interest payable                                     343,604            327,599
      Unearned lease income                                        (20,533)         1,030,750
                                                      --------------------- ------------------
Net cash provided by operations                                  2,425,123          7,155,627
                                                      --------------------- ------------------

Investing activities:
Proceeds from sales of assets                                      148,078         18,118,977
Reduction of net investment in direct financing leases              49,485             56,452
                                                      --------------------- ------------------
Net cash provided by investing activities                          197,563         18,175,429
                                                      --------------------- ------------------

Financing activities:
Distributions to partners                                       (3,399,750)        (3,281,327)
Repayments of non-recourse debt                                 (1,449,681)        (6,995,980)
Borrowings under line of credit                                  1,000,000                  -
Repayments of borrowings under line of credit                            -         (8,350,000)
                                                      --------------------- ------------------
Net cash used in financing activities                           (3,849,431)       (18,627,307)
                                                      --------------------- ------------------

Net (decrease) increase in cash and cash equivalents            (1,226,745)         6,703,749

Cash and cash equivalents at beginning of period                 1,947,276            390,463
                                                      --------------------- ------------------
Cash and cash equivalents at end of period                       $ 720,531        $ 7,094,212
                                                      ===================== ==================


Supplemental disclosures of cash flow information:
Cash paid during the period for interest                         $ 296,775          $ 776,757
                                                      ===================== ==================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service
   per lease and debt agreement:
Accrued interest payable                                      $ (1,404,335)      $ (1,774,345)
Non-recourse debt                                               (3,395,665)        (3,025,655)
                                                      --------------------- ------------------
Accounts receivable                                           $ (4,800,000)      $ (4,800,000)
                                                      ===================== ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                             Depreciation
                                              Balance         Expense and         Reclassi-             Balance
                                           December 31,      Amortization       fications and          March 31,
                                               2000            of Leases         Dispositions            2001
                                               ----            ---------     -   -------------           ----
Net investment in operating leases             $66,838,736     $ (2,351,798)            $ 150,764        $64,637,702
Net investment in direct financing leases        1,019,935          (49,485)               15,240            985,690
Residual interests                                 379,551                -                     -            379,551
Assets held for sale or lease                      953,554                -              (319,557)           633,997
Reserve for losses                                (291,905)               -               103,896           (188,009)
Initial direct costs, net of
   accumulated amortization                        907,127          (63,973)                    -            843,154
                                         ------------------ ---------------- --------------------- ------------------
                                               $69,806,998     $ (2,465,256)            $ (49,657)       $67,292,085
                                         ================== ================ ===================== ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                   Balance                             Reclassi-             Balance
                                December 31,                         fications and          March 31,
                                    2000          Depreciation        Dispositions            2001
                                    ----          ------------    -   -------------           ----
Transportation                      $85,622,871                              $ (24,485)       $85,598,386
Construction                         21,133,558                               (396,262)        20,737,296
Materials handling                   16,923,148                               (305,500)        16,617,648
Office automation                     2,658,730                                (88,770)         2,569,960
Other                                 1,088,706                               (295,751)           792,955
Manufacturing                           409,385                                      -            409,385
                              ------------------ ---------------- --------------------- ------------------
                                    127,836,398                             (1,110,768)       126,725,630
Less accumulated depreciation       (60,997,662)    $ (2,351,798)            1,261,532        (62,087,928)
                              ------------------ ---------------- --------------------- ------------------
                                    $66,838,736     $ (2,351,798)            $ 150,764        $64,637,702
                              ================== ================ ===================== ==================

All of the property on leases was acquired in 1995, 1996 and 1997.

At March 31, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                        Direct
    Year ending      Operating         Financing
   December 31,       Leases            Leases              Total
   ------------       ------            ------              -----
           2001        $ 8,232,100        $ 288,629           $ 8,520,729
           2002          6,794,522          293,144             7,087,666
           2003          3,292,222          110,354             3,402,576
           2004          2,800,473          110,354             2,910,827
           2005          2,709,828           98,760             2,808,588
     Thereafter         12,152,492          197,520            12,350,012
                 ------------------ ---------------- ---------------------
                       $35,981,637       $1,098,761          $ 37,080,398
                 ================== ================ =====================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.33% to 12.22%.

Future minimum principal payments of non-recourse debt are as follows:

         Year ending
        December 31,      Principal         Interest             Total
        ------------      ---------         --------             -----
                2001        $ 2,413,860        $ 800,985           $ 3,214,845
                2002          5,743,147        1,825,912             7,569,059
                2003          5,486,383        1,237,052             6,723,435
                2004            821,505          633,380             1,454,885
                2005            476,034          591,844             1,067,878
          Thereafter          9,185,637        3,042,043            12,227,680
                      ------------------ ---------------- ---------------------
                            $24,126,566       $8,131,216          $ 32,257,782
                      ================== ================ =====================


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the General Partner record time incurred in performing services on behalf of all of the Partnerships serviced by the General Partner. The General Partner believes that the costs reimbursed are the lower of
(i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                         2001                2000
                                                                                         ----                ----
Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                            $ 288,897          $ 205,276


Costs reimbursed to General Partner                                                           167,832             87,405
                                                                                 --------------------- ------------------
                                                                                            $ 456,729          $ 292,681
                                                                                 ===================== ==================


6. Partner's capital:

As  of  March  31,  2001,   12,500,050  Units  ($125,000,500)  were  issued  and
outstanding.

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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $62,000,000 revolving credit agreement with a group of financial institutions which expires on April 12, 2002. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At March 31, 2001, the Partnership had $1,000,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 2001 and 2000, the Partnership's primary activity was engaging in equipment leasing activities. In 2001, the Partnership's primary source of liquidity was rents from operating leases. In the first quarter of 2000, the Partnership's primary source of cash was proceeds from sales of lease assets.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $62,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on April 12, 2002.

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

Through March 31, 2001, the Partnership had borrowed $100,521,405 on a non-recourse basis. As of that date, $24,126,506 remained outstanding. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of March 31, 2001, there were no such commitments.

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

Cash Flows

During the first quarters of 2001 and 2000, the Partnership's primary source of cash from operating activities was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both years.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash. Proceeds from sales of lease assets increased from $18,118,977 in 2000 to $148,078 in 2001. Most of the sales proceeds in 2000 were used to pay down non-recourse debt and borrowings on the line of credit.

In 2001, the only source of cash from financing activities was $1,000,000 borrowed on the line of credit. There were no sources of cash from financing activities in 2000. Repayments of non-recourse debt decreased as a result of scheduled debt payments. In addition, in 2000 there were repayments of debt prior to maturity using the proceeds of sales of lease assets.


Results of operations

Operations resulted in a net income of $720,531 in 2001 compared to $7,094,212 in 2000. The Partnership's primary source of revenues is from operating leases.

In 2000, most all of the gains recognized on the sales of lease assets resulted from the sale of locomotives. There were no similar large sales of assets in 2001.

Interest expense has been reduced due to scheduled payments on the Partnership's non-recourse debt and due to reductions of the amounts borrowed under the line of credit.

Depreciation expense has decreased from $4,908,412 in 2000 to $2,351,798 in 2001. Depreciation is related to operating lease assets. The amount of such assets has decreased from $185,971,769 at January 1, 2000 to $126,725,630 at March 31, 2001. As operating leases mature and the assets are sold, operating lease revenues and depreciation expense will continue to decrease.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets.

Quaker Coal Company:

On December 31, 1997, Quaker Coal Company requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June of 1998, and as a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and eventually satisfied substantially all lease payments due under the Lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court") (Case No. 98-02971 THE). On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part I,
Item 1 of this report.

The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded upon securing the return of its equipment, which has been liquidated, netting approximately 17% of the original equipment cost. The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The Lessee subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The General Partner believes the Court's decision is erroneous, as a matter law, and has filed an appeal of the decision in the U.S. District Court of Appeals. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment is speculative and highly uncertain.

The Pittston Company:

On December 17, 1999, Elkay Mining Company, a subsidiary of The Pittston Company, filed a suit for declaratory relief in response to a notice of event of default sent by the Partnership. The dispute surrounds the treatment by the lessee of a defect in the leased equipment, and the lessee's failure to notify that lessor of the defect in the equipment. All lease payments under that lease were made in a timely manner, and the equipment was returned and liquidated by the Partnership for $112,501.04, which is approximately 6% of the original equipment cost. The Partnership feels that it has suffered damages and loss as a result of actions of the Lessee, in the amount of $773,402, which represents the difference in the proceeds netted from the sale of the equipment and the liquidated damages due under the lease.

The General Partner believes that it has a reasonable basis for prevailing with respect to this matter, and will aggressively assert its defense.

Applied Magnetics Corporation:

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                     (a)Documents filed as a part of this report

                     1.  Financial Statements

                         Included in Part I of this report:

                         Balance Sheets, March 31, 2001 and December 31, 2000.

                         Statement of changes in partners' capital for the three months ended March 31, 2001.

                         Income statements for the three month periods ended March 31, 2001 and 2000.

                         Statements of cash flows for the three month periods ended March 31, 2001 and 2000.

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

Date:
May 11, 2001

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



                                 By: ATEL Financial Corporation
                                     General Partner of Registrant




                                     By:  /s/ Dean L. Cash
                                          -----------------------------------
                                          Dean L. Cash
                                          President and Chief Executive Officer
                                          of General Partner




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