Form 10-Q
period 2001-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2001-08-08
CIK 927569

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS

                                                  2001               2000
                                                  ----               ----
Cash and cash equivalents                           $ 654,363       $ 1,947,276

Accounts receivable, net of allowance for
   doubtful accounts of $585,186 in 2001
   and $282,991 in 2000                             5,064,719         7,595,825

Investments in leases                              62,715,927        69,806,998
                                            ------------------ -----------------
Total assets                                     $ 68,435,009       $79,350,099
                                            ================== =================


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $23,035,681       $28,971,912

Line of credit                                      1,000,000                 -

Accounts payable:
   General Partner                                     99,637           264,395
   Other                                              562,419           331,385
   Equipment purchases                                      -             5,452

Accrued interest payable                              281,529         1,102,361

Unearned operating lease income                        92,834           137,196
                                            ------------------ -----------------
Total liabilities                                  25,072,100        30,812,701
Partners' capital:
     General Partner                                 (575,873)         (472,607)
     Limited Partners                              43,938,782        49,010,005
                                            ------------------ -----------------
Total partners' capital                            43,362,909        48,537,398
                                            ------------------ -----------------
Total liabilities and partners' capital          $ 68,435,009       $79,350,099
                                            ================== =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                      Six Months                          Three Months
                                                    Ended June 30,                       Ended June 30,
                                                    --------------                       --------------
                                                2001              2000               2001               2000
                                                ----              ----               ----               ----
Revenues:
Leasing activities:
   Operating lease revenues                    $ 8,903,137       $ 11,629,783        $ 4,542,267       $ 5,684,421
   Direct financing leases                          92,663             50,008             40,401            24,253
   (Loss) gain on sales of assets                 (204,900)         4,103,425           (303,321)         (151,483)
Interest income                                     39,121             69,109             13,225            65,631
Other                                                8,957              4,295              1,160             3,793
                                          ----------------- ------------------ ------------------ -----------------
                                                 8,838,978         15,856,620          4,293,732         5,626,615
Expenses:
Depreciation and amortization                    4,790,040          9,070,151          2,374,269         4,022,590
Interest                                         1,175,687          1,730,157            535,308           625,801
Equipment and incentive management fees            454,693            490,528            165,796           285,252
Other                                              430,968            363,011            290,244           152,841
Cost reimbursements to General Partner             404,920            214,927            237,088           127,522
Professional fees                                   77,090             68,930             49,724            50,229
                                          ----------------- ------------------ ------------------ -----------------
                                                 7,333,398         11,937,704          3,652,429         5,264,235
                                          ----------------- ------------------ ------------------ -----------------
Net income                                     $ 1,505,580        $ 3,918,916          $ 641,303         $ 362,380
                                          ================= ================== ================== =================
Net income:
     General partner                              $ 15,056           $ 39,189            $ 6,413           $ 3,624
     Limited partners                            1,490,524          3,879,727            634,890           358,756
                                          ----------------- ------------------ ------------------ -----------------
                                               $ 1,505,580        $ 3,918,916          $ 641,303         $ 362,380
                                          ================= ================== ================== =================
Weighted average number of units
   outstanding                                  12,500,050         12,500,050         12,500,050        12,500,050

Net income per limited partnership unit              $0.12              $0.31              $0.05             $0.03



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2001
                                   (Unaudited)


                                              Limited Partners        General
                                 Units             Amount             Partner            Total

Balance December 31, 2000         12,500,050       $ 49,010,005         $ (472,607)      $48,537,398
Distributions to partners                            (6,561,747)          (118,322)       (6,680,069)
Net income                                            1,490,524             15,056         1,505,580
                            ----------------- ------------------ ------------------ -----------------
Balance June 30, 2001             12,500,050       $ 43,938,782         $ (575,873)      $43,362,909
                            ================= ================== ================== =================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                      Six Months                          Three Months
                                                                    Ended June 30,                       Ended June 30,
                                                                    --------------                       --------------
                                                                2001              2000               2001               2000
                                                                ----              ----               ----               ----
Operating activities:
Net income                                                     $ 1,505,580        $ 3,918,916          $ 641,303         $ 362,380
Adjustments to reconcile net income to net
   cash provided by operations
   Depreciation and amortization                                 4,790,040          9,070,151          2,374,269         4,022,590
   Loss (gain) on sales of assets                                  204,900         (4,103,425)           303,321           151,483
Changes in operating assets and liabilities:
      Accounts receivable                                       (2,268,894)         5,171,106         (1,045,143)        2,789,284
      Accounts payable, general partner                           (164,758)          (783,687)           (71,112)          171,579
      Accounts payable, other                                      231,034            (64,477)            (6,788)          (86,010)
      Accrued interest expense                                     583,503         (1,124,372)           239,899        (1,451,971)
      Unearned lease income                                        (44,362)          (236,679)           (23,829)       (1,267,429)
                                                          ----------------- ------------------ ------------------ -----------------

Net cash provided by operating activities                        4,837,043         11,847,533          2,411,920         4,691,906
                                                          ----------------- ------------------ ------------------ -----------------

Investing activities:
Proceeds from sales of assets                                    1,943,083         18,853,784          1,795,005           734,807
Reduction in net investment in direct
   financing leases                                                153,048            113,574            103,563            57,122
Purchase of equipment on operating leases                           (5,452)                 -             (5,452)                -
                                                          ----------------- ------------------ ------------------ -----------------

Net cash provided by investing activities                        2,090,679         18,967,358          1,893,116           791,929
                                                          ----------------- ------------------ ------------------ -----------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                      Six Months                          Three Months
                                                                    Ended June 30,                       Ended June 30,
                                                                    --------------                       --------------
                                                                2001              2000               2001               2000
                                                                ----              ----               ----               ----
Financing activities:
Distributions to partners                                       (6,680,069)        (6,562,374)        (3,280,319)       (3,281,047)
Repayment of long-term non-recourse debt                        (2,540,566)       (10,994,350)        (1,090,885)       (3,998,370)
Borrowings on line of credit                                     2,000,000                  -          1,000,000                 -
Repayment of line of credit                                     (1,000,000)        (8,350,000)        (1,000,000)                -
                                                          ----------------- ------------------ ------------------ -----------------

Net cash provided by financing activities                       (8,220,635)       (25,906,724)        (4,371,204)       (7,279,417)
                                                          ----------------- ------------------ ------------------ -----------------

Net (decrease) increase in cash and
   cash equivalents                                             (1,292,913)         4,908,167            (66,168)       (1,795,582)
Cash at beginning of period                                      1,947,276            390,463            720,531         7,094,212
                                                          ----------------- ------------------ ------------------ -----------------
Cash at end of period                                            $ 654,363        $ 5,298,630          $ 654,363       $ 5,298,630
                                                          ================= ================== ================== =================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                         $ 592,184        $ 1,080,184          $ 295,409         $ 303,427
                                                          ================= ================== ================== =================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service
   per lease and debt agreement:
Accrued interest payable                                       $(1,404,335)       $(1,774,345)               $ 0               $ 0
Non-recourse debt                                               (3,395,665)        (3,025,655)                 -                 -
                                                          ----------------- ------------------ ------------------ -----------------
Accounts receivable                                            $(4,800,000)       $(4,800,000)               $ 0               $ 0
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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                               Depreciation
                                                               Expense or          Reclass-
                                            December 31,      Amortization       ifications &         June 30,
                                                2000            of Leases        Dispositions           2001
                                                ----            ---------      - -------------          ----
Net investment in operating leases            $ 66,838,736        $(4,650,156)       $(1,005,513)      $61,183,067
Net investment in direct financing leases        1,019,935           (153,048)            49,064           915,951
Assets held for sale or lease                      953,554                  -           (872,946)           80,608
Residual interests                                 379,551                  -           (345,391)           34,160
Reserve for losses                                (291,905)                 -            103,896          (188,009)
Initial direct costs, net of accumulated
   amortization                                    907,127           (139,884)           (77,093)          690,150
                                          ----------------- ------------------ ------------------ -----------------
                                              $ 69,806,998        $(4,943,088)       $(2,147,983)      $62,715,927
                                          ================= ================== ================== =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases

                                                                 Reclassifications &     Balance
                               December 31,                         Dispositions         June 30,
                                                                    ------------
                                   2000           1st Quarter        2nd Quarter           2001
                                   ----           -----------        -----------           ----
Transportation                   $ 85,622,871          $ (24,485)       $(1,585,157)      $84,013,229
Materials handling                 16,923,148           (305,500)        (1,690,107)       14,927,541
Construction                       21,133,558           (396,262)          (782,200)       19,955,096
Manufacturing                         409,385                  -                  -           409,385
Office automation                   2,658,730            (88,770)          (945,150)        1,624,810
Other                               1,088,706           (295,751)           312,486         1,105,441
                             ----------------- ------------------ ------------------ -----------------
                                  127,836,398         (1,110,768)        (4,690,128)      122,035,502
Less accumulated depreciation     (60,997,662)        (1,090,266)         1,235,493       (60,852,435)
                             ----------------- ------------------ ------------------ -----------------
                                 $ 66,838,736        $(2,201,034)       $(3,454,635)      $61,183,067
                             ================= ================== ================== =================

All of the property on leases was acquired in 1995, 1996 and 1997.

At June 30, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                                Direct
            Year ending     Operating          Financing
           December 31,       Leases            Leases              Total
           ------------       ------            ------              -----
                   2001       $ 6,097,665          $ 167,896        $ 6,265,561
                   2002         7,245,762            303,076          7,548,838
                   2003         3,291,168            110,355          3,401,523
                   2004         2,799,419            110,355          2,909,774
                   2005         2,708,774             98,760          2,807,534
             Thereafter        12,152,229            197,585         12,349,814
                         ----------------- ------------------ ------------------
                             $ 34,295,017          $ 988,027       $ 35,283,044
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

Future minimum principal payments of non-recourse debt are as follows:

            Year ending
           December 31,     Principal          Interest             Total
           ------------     ---------          --------             -----
                   2001       $ 1,322,975          $ 493,824        $ 1,816,799
                   2002         5,743,147          1,826,594          7,569,741
                   2003         5,486,383          1,237,053          6,723,436
                   2004           821,505            633,381          1,454,886
                   2005           476,034            591,844          1,067,878
             Thereafter         9,185,637          3,042,044         12,227,681
                         ----------------- ------------------ ------------------
                             $ 23,035,681        $ 7,824,740       $ 30,860,421
                         ================= ================== ==================


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement during the six month periods ended June 30, 2001 and 2000 as follows:

                                                                                      2001               2000
                                                                                      ----               ----
Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases,  as defined in the Limited  Partnership  Agreement).                     $ 454,693         $ 490,528



Reimbursement of administrative costs                                                     404,920           214,927
                                                                                ------------------ -----------------
                                                                                        $ 859,613         $ 705,455
                                                                                ================== =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


6. Partner's capital:

As  of  June  30,  2001,   12,500,050  Units   ($125,000,500)  were  issued  and
outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 23, 1994 and its offering was concluded on November 23, 1996. The Fund is authorized to issue up to 12,500,050 Units, including the 50 Units issued to the initial limited partners.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first half of 2001, the Partnership's primary activity was engaging in equipment leasing activities.

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

As of June 30, 2001, the Partnership had borrowed $100,521,405 with a remaining unpaid balance of $23,035,681. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2001.

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

Cash Flows, 2001 vs. 2000:

Six months:

In 2001 and 2000, the Partnership's primary source of cash was rents from operating leases. Cash provided by operations decreased by $7,010,490 (from $11,847,533 in 2000 to $4,837,043 in 2001).

The most significant source of cash from investing activities in 2001 and 2000 was proceeds from sales of lease assets. Asset sales were particularly significant in the first quarter of 2000. Most of the sales proceeds were used to pay off the line of credit and to pay down the Partnership's non-recourse debt in 2000. Cash flows from direct financing leases were not as significant in either period.

In 2001, the only source of cash from financing activities was borrowings on the line of credit. In 2000, there were no sources of cash flows from financing activities. Payments of non-recourse debt have decreased as a result of scheduled debt payments over the last year.

Three months:

Operating lease rents were the primary source of cash from operating activities in 2001 and 2000.

As noted above for the six month period, proceeds from asset sales and direct financing lease rents were the only sources of cash from investing activities in 2001 and 2000.

In 2001, the only financing source of cash was the amounts borrowed under the line of credit. There were no sources of cash from financing activities in 2000. Debt payments have decreased for the same reasons noted above for the six month periods.


Results of operations

In 2001, operations resulted in net income of $1,505,580 (six months) and $641,303 (three months). In 2000, operations resulted in net income of $3,918,916 (six months) and $362,380 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Gains and losses on sales of lease assets are not expected to be consistent from one period to another. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. Operating lease rents and depreciation expense decreased compared to 2000 due to sales of lease assets over the last year. As Interest expense is related to the borrowings under the line of credit and non-recourse debt and has decreased because of decreased debt balances compared to 2000.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

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

This matter has been litigated and the parties are awaiting decision from the Court. The Partnership has also compelled the Lessee to mediate this dispute in San Francisco, California as required by the lease contract. The General Partner believes that it has a reasonable basis for prevailing with respect to this matter.

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

          Statement of changes in partners' capital for the six month period ended June 30, 2001.

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

Date:
August 8, 2001

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



                    By: ATEL Financial Services, LLC
                        General Partner of Registrant




                                       By:    /s/ DEAN L. CASH
                                            ------------------------------------
                                            Dean L. Cash
                                            President and Chief Executive
                                            Officer of General Partner




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