Form 10-Q
period 2001-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2001-11-13
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended September 30, 2001

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS

                                                2001              2000
                                                ----              ----
Cash and cash equivalents                        $ 104,453        $ 1,947,276

Accounts receivable                              7,000,167          7,595,825

Investments in leases                           60,419,094         69,806,998
                                          ----------------- ------------------
Total assets                                  $ 67,523,714       $ 79,350,099
                                          ================= ==================


                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                             $ 22,368,542       $ 28,971,912

Line of credit                                   3,000,000                  -

Accounts payable:
   General Partner                                 135,964            264,395
   Equipment purchases                                   -              5,452
   Other                                           350,035            331,385

Accrued interest payable                           522,035          1,102,361

Unearned operating lease income                     78,418            137,196
                                          ----------------- ------------------
Total liabilities                               26,454,994         30,812,701
Partners' capital:
   General Partner                                (566,004)          (472,607)
   Limited Partners                             41,634,724         49,010,005
                                          ----------------- ------------------
Total partners' capital                         41,068,720         48,537,398
                                          ----------------- ------------------
Total liabilities and partners' capital       $ 67,523,714       $ 79,350,099
                                          ================= ==================




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                 Nine Months Ended                    Three Months Ended
                                                                   September 30,                        September 30,
                                                                   -------------                        -------------
                                                              2001               2000               2001              2000
                                                              ----               ----               ----              ----
Revenues:
Leasing activities:
   Operating leases                                           $13,073,075      $ 17,263,810        $ 4,169,938        $ 5,634,027
   Direct financing leases                                        137,175            74,155             44,512             24,147
   (Loss) gain on sales of assets                                (199,824)        3,930,585              5,076           (172,840)
Interest                                                           45,814           151,931              6,693             82,822
Other                                                               9,929            20,128                972             15,833
                                                        ------------------ -----------------  ------------------------------------
                                                               13,066,169        21,440,609          4,227,191          5,583,989
Expenses:
Depreciation and amortization                                   6,778,965        12,759,010          1,988,925          3,688,859
Interest expense                                                1,697,518         2,484,852            521,831            754,695
Cost reimbursements to General Partner                            733,052           340,035            328,132            125,108
Equipment and incentive management fees to
   General Partner                                                643,301           698,937            188,608            208,409
Other                                                             620,176           612,246            189,208            249,235
Professional fees                                                 100,700            81,813             23,610             12,883
                                                        ------------------ -----------------  ------------------------------------
                                                               10,573,712        16,976,893          3,240,314          5,039,189
                                                        ------------------ -----------------  ------------------------------------
Income before extraordinary item                                2,492,457         4,463,716            986,877            544,800
Extraordinary gain on early extinguishment of
   debt                                                                 -         3,320,774                  -          3,320,774
                                                        ------------------ -----------------  ------------------------------------
Net income                                                    $ 2,492,457       $ 7,784,490          $ 986,877        $ 3,865,574
                                                        ================== =================  ====================================

Net income:
   General Partner                                               $ 24,925          $ 77,845            $ 9,869           $ 38,656
   Limited Partners                                             2,467,532         7,706,645            977,008          3,826,918
                                                        ------------------ -----------------  ------------------------------------
                                                              $ 2,492,457       $ 7,784,490          $ 986,877        $ 3,865,574
                                                        ================== =================  ====================================

Income before extraordinary item per limited
   partnership unit                                                $ 0.20            $ 0.35             $ 0.08             $ 0.04
Extraordinary gain on early extinguishment of
   debt per limited partnership unit                                    -              0.27                  -               0.27
                                                        ------------------ -----------------  ----------------- ------------------
Net income per limited partnership unit                            $ 0.20            $ 0.62             $ 0.08             $ 0.31
                                                        ================== =================  ================= ==================

Weighted average number of Units outstanding                   12,500,050        12,500,050         12,500,050         12,500,050


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2001

                                   (Unaudited)

                                              Limited Partners        General
                                  Units             Amount            Partner             Total

Balance December 31, 2000          12,500,050      $ 49,010,005         $ (472,607)      $ 48,537,398
Distributions to partners                            (9,842,813)          (118,322)        (9,961,135)
Net income                                            2,467,532             24,925          2,492,457
                            ------------------ -----------------  ----------------- ------------------
Balance September 30, 2001         12,500,050      $ 41,634,724         $ (566,004)      $ 41,068,720
                            ================== =================  ================= ==================


                             See accompanying notes.


                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000


                                                                 Nine Months Ended                    Three Months Ended
                                                                   September 30,                        September 30,
                                                                   -------------                        -------------
                                                              2001               2000               2001              2000
                                                              ----               ----               ----              ----
Operating activities:
Net income                                                    $ 2,492,457       $ 7,784,490          $ 986,877        $ 3,865,574
Adjustment to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                                6,778,965        12,759,010          1,988,925          3,688,859
   Loss (gain) on sales of assets                                 199,824        (3,930,585)            (5,076)           172,840
   Extraordinary gain on early extinguishment of
      debt                                                              -        (3,320,774)                 -         (3,320,774)
   Changes in operating assets and liabilities:
      Accounts receivable                                      (4,204,342)       (1,384,153)        (1,935,448)        (1,755,259)
      Accounts payable, General Partner                          (128,431)         (932,523)            36,327           (148,836)
      Accounts payable, other                                      18,650           (88,327)          (212,384)           (23,850)
      Accrued interest payable                                    824,009           981,917            240,506            331,944
      Unearned lease income                                       (58,778)         (256,164)           (14,416)           (19,485)
                                                        ------------------ -----------------  ----------------- ------------------
Net cash provided by operations                                 5,922,354        11,612,891          1,085,311          2,791,013
                                                        ------------------ -----------------  ----------------- ------------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000


                                                                 Nine Months Ended                    Three Months Ended
                                                                    September 30,                        September 30,
                                                                    -------------                        -------------
                                                              2001               2000               2001              2000
                                                              ----               ----               ----              ----
Investing activities:
Proceeds from sales of assets                                   2,183,842        18,990,133            240,759            136,349
Reduction in net investment in direct financing
   leases                                                         225,273           152,150             72,225             38,576
Purchases of equipment on operating leases                         (5,452)                -                  -                  -
                                                        ------------------ -----------------  ----------------- ------------------
Net cash provided by investing activities                       2,403,663        19,142,283            312,984            174,925
                                                        ------------------ -----------------  ----------------- ------------------

Financing activities:
Distributions to Partners                                      (9,961,135)       (9,926,133)        (3,281,066)        (3,363,759)
Borrowings under line of credit                                 4,000,000                 -          2,000,000                  -
Repayments of non-recourse debt                                (3,207,705)       (9,890,362)          (667,139)        (1,921,667)
Repayments of borrowings under line of credit                  (1,000,000)       (8,350,000)                 -                  -
                                                        ------------------ -----------------  ----------------- ------------------
Net cash used in financing activities                         (10,168,840)      (28,166,495)        (1,948,205)        (5,285,426)
                                                        ------------------ -----------------  ----------------- ------------------
Net (decrease) increase in cash and cash
   equivalents                                                 (1,842,823)        2,588,679           (549,910)        (2,319,488)
Cash and cash equivalents at beginning of
   period                                                       1,947,276           390,463            654,363          5,298,630
                                                        ------------------ -----------------  ----------------- ------------------
Cash and cash equivalents at end of period                      $ 104,453       $ 2,979,142          $ 104,453        $ 2,979,142
                                                        ================== =================  ================= ==================


Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                      $ 2,277,844       $ 3,277,280        $ 1,685,660        $ 2,197,096
                                                        ================== =================  ================= ==================

Supplemental disclosure of non-cash
   transactions:
Offset of accounts receivable and debt service
   per lease and debt agreement:
Accrued interest payable                                     $ (1,404,335)      $(1,774,345)               $ -                $ -
Non-recourse debt                                              (3,395,665)       (3,025,655)                 -                  -
                                                        ------------------ -----------------  ----------------- ------------------
Accounts receivable                                          $ (4,800,000)      $(4,800,000)               $ -                $ -
                                                        ================== =================  ================= ==================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                               Depreciation
                                               Balance          Expense or          Reclass-           Balance
                                            December 31,       Amortization       ifications &      September 30,
                                                2000            of Leases         Dispositions          2001
                                                ----            ---------         ------------          ----
Net investment in operating leases              $66,838,736       $(6,585,142)       $(1,248,718)      $ 59,004,876
Net investment in direct financing leases         1,019,935          (225,273)            56,369            851,031
Initial direct costs, net of accumulated
   amortization of $1,749,072 in
   2001 and $2,702,979 in 2000                      907,127          (193,823)           (77,093)           636,211
Equipment held for sale or lease                    953,554                 -           (872,729)            80,825
Residual interests                                  379,551                 -           (345,391)            34,160
Reserve for losses                                 (291,905)                -            103,896           (188,009)
                                          ------------------ -----------------  ----------------- ------------------
                                                $69,806,998       $(7,004,238)       $(2,383,666)      $ 60,419,094
                                          ================== =================  ================= ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                         Balance                                                                     Balance
                                       December 31,     Acquisitions, Dispositions & Reclassifications            September 30,
                                                        ----------------------------------------------
                                           2000            1st Quarter       2nd Quarter        3rd Quarter           2001
                                           ----            -----------       -----------        -----------           ----
Transportation                            $ 85,622,871          $ (24,485)      $(1,585,157)         $ (35,738)      $ 83,977,491
Construction                                21,133,558           (396,262)         (782,200)                 -         19,955,096
Materials handling                          16,923,148           (305,500)       (1,690,107)        (1,526,435)        13,401,106
Office automation                            2,658,730            (88,770)         (945,150)            (7,723)         1,617,087
Other                                        1,088,706           (295,751)          312,486                  -          1,105,441
Manufacturing                                  409,385                  -                 -                  -            409,385
                                    ------------------- ------------------ -----------------  ----------------- ------------------
                                           127,836,398         (1,110,768)       (4,690,128)        (1,569,896)       120,465,606
Less accumulated depreciation              (60,997,662)        (1,090,266)        1,235,493           (608,295)       (61,460,730)
                                    ------------------- ------------------ -----------------  ----------------- ------------------
                                          $ 66,838,736       $ (2,201,034)      $(3,454,635)       $(2,178,191)      $ 59,004,876
                                    =================== ================== =================  ================= ==================

All of the property on leases was acquired in 1995, 1996 and 1997.

At September 30, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                                                 Direct
                                            Operating          Financing
                                              Leases             Leases             Total
   Three months ending December 31, 2001      $ 2,792,364           $ 93,578        $ 2,885,942
           Year ending December 31, 2002        7,249,596            320,085          7,569,681
                                    2003        3,287,746            110,355          3,398,101
                                    2004        2,795,998            110,355          2,906,353
                                    2005        2,705,352             98,760          2,804,112
                              Thereafter       12,146,050            197,520         12,343,570
                                         -----------------  ----------------- ------------------
                                             $ 30,977,106          $ 930,653       $ 31,907,759
                                         =================  ================= ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.37% to 15.54%.

Future minimum principal payments of non-recourse debt as of September 30, 2001 are as follows:

                                            Principal           Interest            Total
  Three months ending December 31, 2001         $ 655,836          $ 240,559          $ 896,395
          Year ending December 31, 2002         5,743,147          1,826,594          7,569,741
                                   2003         5,486,383          1,237,053          6,723,436
                                   2004           821,505            633,381          1,454,886
                                   2005           476,034            591,844          1,067,878
                             Thereafter         9,185,637          3,042,044         12,227,681
                                         -----------------  ----------------- ------------------
                                             $ 22,368,542        $ 7,571,475       $ 29,940,017
                                         =================  ================= ==================


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                       2001              2000
                                                                                       ----              ----
Cost reimbursements to General Partner                                                  $ 733,052          $ 340,035

Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement).
                                                                                          643,301            698,937
                                                                                 ----------------- ------------------
                                                                                      $ 1,376,353        $ 1,038,972
                                                                                 ================= ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

At September 30, 2001, the Partnership had $3,000,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was incompliance with its covenants as of September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 2001, our primary activity was equipment leasing and sales activities.

Our primary source of liquidity during the first nine months of 2001 was lease rents. Our primary source of liquidity during the first nine months of 2000 was lease rents and proceeds from the sales of lease assets. Our liquidity will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

As another source of liquidity, we have contractual obligations with a diversified group of lessees which consist primarily of fixed lease terms at fixed rental amounts. As the initial lease terms expire, we will re-lease or sell the equipment. Our future liquidity beyond the contractual minimum rentals will depend on our success in re-leasing or selling the equipment as it comes off lease.

We participate with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a group of financial institutions. The line of credit expires on April 1, 2002.

We anticipate reinvesting a portion of lease payments from assets owned in new leasing transactions. This reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to the General Partner and providing for cash distributions to the Limited Partners.

We currently have available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, we would likely be in a position to borrow against our current portfolio to meet such requirements. We envision no such requirements for operating purposes.

As of September 30, 2001, we had borrowed $100,521,405 with a remaining unpaid balance of $22,368,542. We expect that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

We do not expect to make commitments of capital other than for the acquisition of additional equipment. As of September 30, 2000, we had made no commitments of this type .

If inflation in the general economy becomes significant, it may affect the us in that the residual (resale) values and rates on re-leases of our leased assets may increase as the costs of similar assets increase. However, our revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that we can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Our leases already in place, for the most part, would not be affected by changes in interest rates.

2001 vs. 2000:

In 2001 and 2000, lease rents were our primary source of cash from operating activities. Our lease rents have declined as a result of lease terminations and asset sales over the last year.

Our only sources of cash from investing sources was proceeds from the sales of assets and direct financing lease rents. Proceeds from sales of such assets decreased by $16,806,291 compared to 2000. Most of the proceeds from sales in 2000 resulted from the sales of assets on lease to Consolidated Rail and NEC Electronics. Our only investing use of cash in 2001 was payments on the purchase of assets on operating leases. There were none in 2000.

In 2001, our only financing source of cash was borrowings on the line of credit. The amounts of cash we have used to repay non-recourse debt has decreased as a result of scheduled debt payments.

Results of operations

For the nine month periods, our operations resulted in net income of $2,492,457 in 2001 and $4,463,716 in 2000. For the three month periods, operations resulted in net income of $986,877 in 2001 and a net loss of $544,800 in 2000. Our primary source of revenues is from operating leases.

Over the last year, we have some of our operating lease assets. Some other leases have been terminated. These lease terminations and asset sales have caused operating lease revenues to decrease slightly for both the nine and three month periods when compared to 2000.

Our depreciation expense has declined by $5,980,045 (nine months) and $1,699,934 (three months) compared to 2000. The decreases were the result of asset sales over the last year.

Non-recourse debt balances were reduced in 2001 compared to 2000 as a result of scheduled debt payments. This led to the reduction of interest expense of $787,334 in 2001 compared to 2000 for the nine month period and $232,864 for the three month period.

In December 1999, one of our lessees (Applied Magnetics) defaulted on its leases and sought protection under the Bankruptcy Act. As a result, we established reserves related to those assets which had been leased to Applied Magnetics as of December 31, 1999. During the third quarter of 2000, we sold most of the lease assets at auction. The non-recourse debt which had been used to finance a significant portion of the assets was extinguished. This resulted in an extraordinary gain.


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

Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred on October 8, 2001. The results of the vote have not yet been made public.

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

Applied Magnetics Corporation:

In January 2000, Applied Magnetics Corporation filed for protection from creditors under Chapter 11 of the U. S. Bankruptcy Code. The Partnership has assets with a total net book value of $5,113,290 leased to Applied Magnetics Corporation. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and served as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Partnership's leased equipment, which proceeds resulted in the satisfaction of a portion of the non-recourse debt secured by the equipment. As of November 1, 2000, liquidation of the assets was completed.

The Debtor filed a plan of reorganization, granting stock and warrants to a newly reorganized debtor, which was voted upon and approved by the creditors in October 2001 and confirmed by the Court in November 2001. The plan calls for the Debtor to change its name to "Integrated Micro-Technology" and enter into a new line of business, in the manufacture and production of "micro-machines". The success of this new business plan is highly uncertain.

The Partnership anticipates additional amounts may be recoverable through its equity interests in the reorganized lessee's business, however, any recoveries above the amounts received upon liquidation of the Partnership's equipment are highly uncertain and speculative.

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

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

          (a)Documents filed as a part of this report

          1.  Financial Statements
              Included in Part I of this report:

                    Balance Sheets, September 30, 2001 and December 31, 2000.

                    Statement of changes in partners' capital for the nine month period ended September 30, 2001.

                    Statements of operations for the nine and three month periods ended September 30, 2001 and 2000.

                    Statements of cash flows for the nine and three month periods ended September 30, 2001 and 2000.

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

Date:
November 12, 2001

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



        By: ATEL Financial Corporation
            General Partner of Registrant




                           By:    /s/ DEAN L. CASH
                                -----------------------------------------
                                Dean L. Cash
                                President and Chief Executive Officer of
                                General Partner




                           By:    /s/ PARITOSH K. CHOKSI
                                -----------------------------------------
                                Paritosh K. Choksi
                                Executive Vice President of
                                Managing Member and Principal
                                financial officer of registrant





        By:   /s/ DONALD E. CARPENTER
            -----------------------------------------
            Donald E. Carpenter
            Principal accounting officer of registrant