Form 10-K
period 2001-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2002-03-27
CIK 927569

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2001
                                       OR
                     |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated November 23, 1994, filed pursuant to Rule 424(b) (Commission File No. 33-81952) is hereby incorporated by reference into Part IV hereof.



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund VI, L.P. (the Partnership) was formed under the laws of the state of California in June 1994. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services LLC (ATEL). Prior to converting to a limited liability company structure, the General Partner was formerly known as ATEL Financial Corporation.

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

As of December 31, 2001, the Partnership had purchased equipment with a total acquisition price of $208,275,158.

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

During 2001, 2000 and 1999, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                                               2001             2000             1999
                                                                               ----             ----             ----
         Lessee                         Type of Equipment
Consolidated Rail Corporation           Locomotives & intermodal
                                        containers                              13%               *               11%
National Steel Corporation              Steel manufacturing                     12%               *                *
Daimler Chrysler Corporation            Automobile manufacturing                11%               *                *
Tarmac America                          Construction                            10%               *                *
NEC Electronics                         Semiconductor manufacturing              *               18%              13%

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

Equipment Leasing Activities

Through December 31, 2001, the Partnership has disposed of certain leased assets as set forth below:

                                 Original
                               Equipment Cost,                         Excess of
        Type of                  Excluding                             Rents Over
       Equipment              Acquisition Fees      Sales Price        Expenses *
       ---------              ----------------      -----------        ----------
Manufacturing                   $32,373,226           $ 7,856,010        $26,807,581
Office automation                13,845,760             1,671,685         13,780,943
Railcars and locomotives         13,388,161            11,269,814          7,919,319
Transportation                   11,425,260             4,660,983          9,911,722
Mining                            6,388,907             1,455,712          6,489,993
Materials handling                4,614,716               761,648          5,021,539
Construction                      2,256,495               485,592          2,523,010
Other                             2,151,474               404,813          1,746,679
Containers                          375,471               334,853            212,271
                           -----------------      ----------------   ----------------
                                $86,819,470           $28,901,110        $74,413,057
                           =================      ================   ================

* Includes only those expenses directly related to the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2001 and the industries to which the assets have been leased.

                                                     Purchase Price Excluding            Percentage of Total
      Asset Types                                       Acquisition Fees                    Acquisitions
      -----------                                       ----------------                    ------------
Transportation, rail cars                                    $39,275,195                            18.86%
Manufacturing                                                 30,469,834                            14.63%
Transportation, other                                         24,476,511                            11.75%
Materials handling                                            24,043,881                            11.54%
Railroad locomotives                                          22,353,332                            10.73%
Transportation, intermodal containers                         21,694,688                            10.42%
Mining equipment                                              18,557,225                             8.91%
Office automation                                             13,824,024                             6.64%
Construction                                                   9,259,221                             4.45%
Other                                                          4,321,247                             2.07%
                                                         ----------------                  ----------------
                                                            $208,275,158                           100.00%
                                                         ================                  ================

                                                     Purchase Price Excluding            Percentage of Total
   Industry of Lessee                                   Acquisition Fees                    Acquisitions
   ------------------                                   ----------------                    ------------
Transportation, rail                                         $55,950,904                            26.86%
Electronics manufacturing                                     29,030,626                            13.94%
Business services                                             28,360,969                            13.62%
Mining                                                        24,793,242                            11.90%
Transportation, other                                         23,217,066                            11.15%
Manufacturing, other                                          18,922,229                             9.09%
Oil & gas                                                     16,535,633                             7.94%
Communications                                                 5,282,291                             2.54%
Other                                                          6,182,198                             2.96%
                                                         ----------------                  ----------------
                                                            $208,275,158                           100.00%
                                                         ================                  ================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2001, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets.

Quaker Coal Company:

On December 31, 1997, Quaker Coal Company, one of the Partnership's lessees, requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June of 1998, and as a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and eventually satisfied substantially all lease payments due under the lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court"). On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part II,
Item 8.

The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded in securing the return of its equipment, which has been liquidated, netting approximately 17% of the original equipment cost. The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The lessee subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The General Partner believes the Court's decision is erroneous, as a matter law, and has filed an appeal of the decision in the U.S. District Court of Appeals.

The lessee filed a plan of reorganization, which has been objected to by several large creditors, including the General Partner.

Upon the termination of the debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that American Electric Power's ("AEP") Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnership has been assigned to a liquidating trustee for resolution and satisfaction from the debtor's estate.

In January 2002, ATEL attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve has been set aside by the liquidating trustee in the amount of $1.2 million in satisfaction of the Partnership's claims and those of its affiliates, although this claim amount remains in dispute. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment already received remains speculative and highly uncertain.

Elkay Mining Company:

On December 17, 1999, Elkay Mining Company, a subsidiary of The Pittston Company, filed a suit for declaratory relief in response to a notice of event of default sent by the Partnership. The dispute surrounds the treatment by the lessee of a defect in the leased equipment, and the lessee's failure to notify that lessor of the defect in the equipment. All lease payments under that lease were made in a timely manner, and the equipment was returned and liquidated by the Partnership for $112,501.04, which is approximately 6% of the original equipment cost. The Partnership believes that it has suffered damages and loss as a result of actions of the lessee, in the amount of $773,402, which represents the difference in the proceeds netted from the sale of the equipment and the liquidated damages due under the lease. This matter has been litigated and the parties are awaiting decision from the Court.

The General Partner has filed for arbitration against the guarantor in San Francisco, as mandated by the lease. The General Partner believes that it has a reasonable basis for prevailing with respect to this matter, and will aggressively assert its defense.

Applied Magnetics Corporation:

In January 2000, Applied Magnetics Corporation filed for protection from creditors under Chapter 11 of the U. S. Bankruptcy Code. The Partnership had assets with a total net book value of $5,113,290 leased to Applied Magnetics Corporation at the bankruptcy filing date. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and served as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Partnership's leased equipment, which proceeds resulted in the satisfaction of a portion of the non-recourse debt secured by the equipment. As of November 1, 2000, liquidation of the assets was completed.

The debtor filed a Plan of Reorganization (the "Plan"), which was approved by a vote of the creditors of the debtor in October 2001. The Plan provided that the debtor change its name to "Integrated Micro-Technology", and enter into a new line of business, the manufacture and production of "micro-machines". As part of the Plan the Partnership, along with the other unsecured creditors, receive a proportionate share of their unsecured claims, in the form of ownership shares and warrants in the newly formed business. The success of this new business plan is highly uncertain.

The Partnership anticipates additional amounts may be recoverable through its equity interests in the reorganized lessee's business, however, any recoveries above the amounts received upon liquidation of the Partnership's equipment are highly uncertain and speculative.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


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

Holders

As of December 31, 2001, a total of 6,553 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The rate for monthly distributions from 2001 operations was $0.0875 per Unit. The distributions were paid in February 2001 through December 2001 and in January 2002. For each quarterly distribution (paid in April, July and October 2001 and in January 2002) the rate was $0.2625 per Unit. Distributions were from 2001 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The rate for monthly distributions from 2000 operations was $0.0875 per Unit. The distributions were paid in February 2000 through December 2000 and in January 2001. For each quarterly distribution (paid in April, July and October 2000 and in January 2001) the rate was $0.2625 per Unit. Distributions were from 2000 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The rate for monthly distributions from 1999 operations was $0.0875 per Unit. The distributions were paid in February 1999 through December 1999 and in January 2000. For each quarterly distribution (paid in April, July and October 1999 and in January 2000) the rate was $0.2625 per Unit. Distributions were from 1999 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

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

Holders of Units may make the election without charge to receive distributions on a monthly basis rather than on a quarterly basis.

The following table presents summarized information regarding distributions to Limited Partners:

                                              2001            2000             1999             1998             1997
                                              ----            ----             ----             ----             ----
Distributions of net income (loss)                $ 0.17          $ 0.76          $ (0.07)          $ 0.06          $ (0.18)
Return of investment                                0.88            0.30             1.11             0.94             1.18
                                        ----------------- --------------- ---------------- ---------------- ----------------
Distributions per unit                              1.05            1.06             1.04             1.00             1.00
Differences due to timing of
   distributions                                       -           (0.01)            0.01                -                -
                                        ----------------- --------------- ---------------- ---------------- ----------------
Nominal distribution rates from above             $ 1.05          $ 1.05           $ 1.05           $ 1.00           $ 1.00
                                        ================= =============== ================ ================ ================

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 2001, 2000, 1999, 1998 and 1997. This financial data should be read in conjunction with the financial statements and related notes included under
Part II Item 8.

                                              2001            2000             1999             1998             1997
                                              ----            ----             ----             ----             ----
Gross revenues                               $16,549,229     $27,796,597      $34,400,228      $36,149,061      $36,485,165

Net income (loss)                            $ 2,838,363     $ 9,533,716       $ (906,676)       $ 710,923     $ (2,297,964)

Weighted average Units                        12,500,050      12,500,050       12,500,050       12,500,050       12,500,050

Net income (loss) allocated to
   Limited Partners                          $ 2,123,116     $ 9,438,379       $ (897,609)       $ 703,814     $ (2,274,984)

Net income (loss) per Unit, based on
   weighted average Units
   outstanding                                    $ 0.17          $ 0.76          $ (0.07)          $ 0.06          $ (0.18)

Distributions per Unit, based on
   weighted average Units
   outstanding                                    $ 1.05          $ 1.06           $ 1.04           $ 1.00           $ 1.00

Total Assets                                 $65,841,842     $79,350,099     $110,704,998     $140,096,180     $170,290,581

Non-recourse Debt                            $21,712,993     $28,971,912      $46,490,585      $65,164,309      $77,647,591

Total Partners' Capital                      $38,008,680     $48,537,398      $52,207,752      $66,322,437      $78,274,435


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

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 12, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will either be replaced upon its expiration or that the current line of credit will be extended until the new one is finalized. As of December 31, 2001, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                $    4,500,000
Amounts borrowed by affiliated partnerships and limited liability companies under the
   acquisition facility                                                                               13,100,000
                                                                                                 ----------------
Total borrowings under the acquisition facility                                                       17,600,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility *     10,999,501
                                                                                                 ----------------
Total outstanding balance                                                                         $  28,599,501
                                                                                                 ================

Total available under the line of credit                                                          $  62,000,000
Total outstanding balance                                                                            (28,599,501)
                                                                                                 ----------------
Remaining availability                                                                            $  33,400,499
                                                                                                 ================

* (Unaudited) The carrying value of the assets pledged as collateral and financed at December 31, 2001 was $17,955,014.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to ATEL and providing for cash distributions to the Limited Partners. At December 31, 2001, the Partnership had no commitments to purchase lease assets.

As of December 31, 2001, cash balances consisted of working capital and amounts reserved for distributions in January 2002, generated from operations in 2001.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. ATEL envisions no such requirements for operating purposes.

As  of  December  31,  2001,  the  Partnership  had  borrowed   $100,521,405  of
non-recourse debt. The remaining unpaid balance as of that date was $21,712,993.

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

See Note 4 to the financial statements for additional information regarding non-recourse debt.

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

Cash Flows

          2001 vs. 2000:

In 2001 and 2000, the Partnership's primary source of cash was the rents from operating leases. Cash flows from operations decreased from $15,929,861 in 2000 to $8,520,901 in 2001, a decrease of $7,408,960. The decrease resulted from decreased operating lease rents.

In 2001 and 2000, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. The cash flows from direct financing leases decreased slightly from $269,437 in 2000 to $259,277 in 2001. Proceeds from asset sales decreased from $18,083,829 in 2000 to $2,709,345 in 2001. Proceeds from sales of lease assets are not expected to be consistent from one year to another.

In 2001, the only source of cash from financing activities was funds borrowed under the line of credit. In 2000, there were no financing sources of cash. In 1999, the only source of cash from financing activities was borrowings under the line of credit. Repayments of non-recourse debt decreased (from $11,172,244 in 2000 to $3,863,254 in 2001) as a result of scheduled debt payments.

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

          2001 vs. 2000:

Revenues in 2001 decreased to $16,549,229 compared to $27,796,597 in 2000. Most of the Partnership's revenues are generated from operating leases. These rents have decreased as a result of 2000 and 2001 asset sales.

Depreciation and interest are the most significant ongoing Partnership expenses. Depreciation expense is directly related to the Partnership's investment in operating leases and is, therefore, also directly related to the revenues generated by those assets. The 2000 and 2001 sales which led to 2001 revenue decreases also gave rise to the decrease in depreciation expense from $15,540,231 in 2000 to $8,401,319 in 2001.

Interest expense has decreased as a result of scheduled debt payments.

Equipment management fees are related to lease revenues. In 2001, revenues decreased as noted above and, as a result, the management fees also decreased from $569,141 in 2000 to $371,281 in 2001, a decrease of $197,860.

Cost reimbursements to the general Partner increased as a result of a revised analysis of the costs incurred by the General Partners and allocated to the Partnership.

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

Recent accounting pronouncement:

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Partnership's financial position and results of operations.

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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 2001, there was $4,500,000 outstanding on the floating rate line of credit and the effective interest rates of the borrowings ranged from 3.92% to 3.93%.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 2001, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 27.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Cash Distribution Fund VI, L.P.

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. (Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
February 1, 2002

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000


                                     ASSETS

                                                    2001             2000
                                                    ----             ----
Cash and cash equivalents                            $ 701,012      $ 1,947,276

Accounts receivable, net of allowance for
   doubtful  accounts of $861,253 in 2001
   and $585,186 in 2000                              7,200,988        7,595,825

Investments in equipment and leases                 57,939,842       69,806,998
                                               ---------------- ----------------
Total assets                                       $65,841,842      $79,350,099
                                               ================ ================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                  $21,712,993      $28,971,912

Line of credit                                       4,500,000               -

Accounts payable and accruals:
   General Partner                                     208,687          264,395
   Equipment purchases                                       -            5,452
   Other                                               585,993          331,385

Accrued interest payable                               762,476        1,102,361

Unearned lease income                                   63,013          137,196
                                               ---------------- ----------------
                                                    27,833,162       30,812,701

Partners' capital (deficit):
     General Partner                                         -         (472,607)
     Limited Partners                               38,008,680       49,010,005
                                               ---------------- ----------------
Total partners' capital                             38,008,680       48,537,398
                                               ---------------- ----------------
Total liabilities and partners' capital            $65,841,842      $79,350,099
                                               ================ ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                               2001             2000             1999
                                                                               ----             ----             ----
Revenues:
Leasing activities:
   Operating leases                                                           $16,849,677      $23,443,137      $33,987,395
   Direct financing leases                                                        197,224           86,858          111,799
   (Loss) gain on sales of assets                                                (559,525)       4,039,545           262,067
Interest income                                                                    50,520          196,627            10,231
Other                                                                              11,333           30,430           28,736
                                                                          ---------------- ---------------- ----------------
                                                                               16,549,229       27,796,597       34,400,228

Expenses:
Depreciation and amortization                                                   8,641,204       16,127,857       22,710,097
Interest                                                                        2,217,411        3,151,691        4,783,105
Cost reimbursements to General Partner                                            866,915          508,653          397,125
Other                                                                             816,703          750,309          776,273
Equipment and incentive management fees to affiliates                             771,498          963,332        1,178,105
Provision for doubtful accounts                                                   276,067                -          282,991
Professional fees                                                                 121,068           81,813           65,918
Provision for losses and impairments                                                    -                -        5,113,290
                                                                          ---------------- ---------------- ----------------
                                                                               13,710,866       21,583,655       35,306,904
                                                                          ---------------- ---------------- ----------------
Income (loss) before extraordinary item                                         2,838,363        6,212,942         (906,676)
Extraordinary gain on early extinguishment of debt                                      -        3,320,774                -
                                                                          ---------------- ---------------- ----------------
Net income (loss)                                                             $ 2,838,363      $ 9,533,716       $ (906,676)
                                                                          ================ ================ ================

Net income (loss):
   General Partner                                                              $ 715,247         $ 95,337          $ (9,067)
   Limited Partners                                                             2,123,116        9,438,379          (897,609)
                                                                          ---------------- ---------------- ----------------
                                                                              $ 2,838,363      $ 9,533,716        $ (906,676)
                                                                          ================ ================ ================

Income (loss) before extraordinary item per Limited Partnership unit               $ 0.17           $ 0.50          $ (0.07)
Extraordinary gain on early extinguishment of debt
   per Limited Partnership unit                                                         -             0.26                -
                                                                          ---------------- ---------------- ----------------
Net income (loss) per Limited Partnership unit                                     $ 0.17           $ 0.76          $ (0.07)
                                                                          ================ ================ ================


Weighted average number of units outstanding                                   12,500,050       12,500,050       12,500,050



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                         Limited Partners      General
                                                              Units           Amount           Partner           Total
Balance December 31, 1998                                     12,500,050      $66,731,619       $ (409,182)     $66,322,437
Distributions to limited partners ($1.04 per Unit)                            (13,058,314)               -      (13,058,314)
Distributions to General Partner                                                        -         (149,695)        (149,695)
Net income                                                                       (897,609)          (9,067)        (906,676)
                                                         ---------------- ---------------- ---------------- ----------------
Balance December 31, 1999                                     12,500,050       52,775,696         (567,944)      52,207,752
Distributions to limited partners ($1.06 per Unit)                            (13,204,070)               -      (13,204,070)
Net loss                                                                        9,438,379           95,337        9,533,716
                                                         ---------------- ---------------- ---------------- ----------------
Balance December 31, 2000                                     12,500,050       49,010,005         (472,607)      48,537,398
Distributions to limited partners ($1.05 per Unit)                            (13,124,441)               -      (13,124,441)
Distributions to General Partner                                                        -         (242,640)        (242,640)
Net income                                                                      2,123,116          715,247        2,838,363
                                                         ---------------- ---------------- ---------------- ----------------
Balance December 31, 2001                                     12,500,050      $38,008,680              $ -      $38,008,680
                                                         ================ ================ ================ ================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                               2001             2000             1999
                                                                               ----             ----             ----
Operating activities:
Net income (loss)                                                             $ 2,838,363      $ 9,533,716       $ (906,676)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                              8,641,204       16,127,857       22,710,097
     Provision for doubtful accounts                                              276,067                -          282,991
     Provision for losses and impairments                                               -                -        5,113,290
     Loss (gain) on sales of assets                                               559,525       (4,039,545)        (262,067)
     Extraordinary gain on early extinguishment of debt                                 -       (3,320,774)               -
     Changes in operating assets and liabilities:
         Accounts receivable                                                   (4,785,126)      (2,329,866)      (5,665,104)
         Accounts payable, General Partner                                        (55,708)        (812,362)         905,707
         Accounts payable, other                                                  254,608         (262,477)         (10,906)
         Accrued interest payable                                               1,064,450        1,325,602        1,379,696
         Unearned lease income                                                    (74,183)        (292,290)         226,566
                                                                          ---------------- ---------------- ----------------
Net cash provided by operating activities                                       8,719,200       15,929,861       23,773,594
                                                                          ---------------- ---------------- ----------------

Investing activities:
Proceeds from sales of assets                                                   2,511,046       18,083,829        1,802,696
Reduction of net investment in direct financing leases                            259,277          269,437          255,610
Purchases of equipment on operating leases                                         (5,452)               -         (249,800)
                                                                          ---------------- ---------------- ----------------
Net cash provided by investing activities                                       2,764,871       18,353,266        1,808,506
                                                                          ---------------- ---------------- ----------------

Financing activities:
Repayments of non-recourse debt                                                (3,863,254)     (11,172,244)     (15,977,760)
Distributions to Limited Partners                                             (13,124,441)     (13,204,070)     (13,058,314)
Repayments of borrowings under line of credit                                  (1,000,000)      (8,350,000)               -
Borrowings under line of credit                                                 5,500,000                -        3,250,000
Distributions to General Partner                                                 (242,640)               -         (149,695)
                                                                          ---------------- ---------------- ----------------
Net cash used in financing activities                                         (12,730,335)     (32,726,314)     (25,935,769)
                                                                          ---------------- ---------------- ----------------

Net (decrease) increase in cash and cash equivalents                           (1,246,264)       1,556,813         (353,669)
Cash and cash equivalents at beginning of year                                  1,947,276          390,463          744,132
                                                                          ---------------- ---------------- ----------------
Cash and cash equivalents at end of year                                        $ 701,012      $ 1,947,276        $ 390,463
                                                                          ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                               2001             2000             1999
                                                                               ----             ----             ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                        $ 1,152,961      $ 1,826,089      $ 3,403,409
                                                                          ================ ================ ================

Schedule of non-cash transactions:

Offset of accounts receivable and debt service per lease and debt agreement:
Accrued interest payable                                                     $ (1,404,335)    $ (1,774,345)    $ (2,104,036)
Non-recourse debt                                                              (3,395,665)      (3,025,655)      (2,695,964)
                                                                          ---------------- ---------------- ----------------
Accounts receivable                                                          $ (4,800,000)    $ (4,800,000)    $ (4,800,000)
                                                                          ================ ================ ================

Extraordinary gain on early extinguishment of debt                                    $ -      $ 3,320,774              $ -
                                                                          ================ ================ ================






                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

The General Partner of the Partnership is ATEL Financial Services LLC (ATEL). Prior to converting to a limited liability company structure, the General Partner was formerly known as ATEL Financial Corporation.

The Partnership's business consists of leasing various types of equipment. As of December 31, 2001, the original terms of the leases ranged from one month to twenty years.

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

                                DECEMBER 31, 2001


2.  Summary of significant accounting policies (continued):

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                 2001             2000
                                                 ----             ----
Financial statement basis of net assets         $38,008,680      $48,537,398
Tax basis of net assets                           6,482,117       15,493,667
                                            ---------------- ----------------
Difference                                      $31,526,563      $33,043,731
                                            ================ ================

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

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                2001             2000             1999
                                                ----             ----             ----
Net income (loss) per financial statements     $ 2,838,363      $ 9,533,716       $ (906,676)
Adjustment to depreciation expense                 429,207         (701,135)      (1,309,581)
Other adjustments to revenues and expenses         811,895        6,359,698          371,417
Provision for losses and impairments                     -                -        5,113,290
Provision for doubtful accounts                    276,067                -          282,991
                                           ---------------- ---------------- ----------------
Net income (loss) per federal tax return       $ 4,355,532      $15,192,279      $ 3,551,441
                                           ================ ================ ================

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Credit risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2001, 2000 and 1999.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


2.  Summary of significant accounting policies (continued):

Basis of presentation:

The accompanying financial statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

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

Recent accounting pronouncement:

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Partnership's financial position and results of operations.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


3.  Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                           Depreciation
                                                                            Expense or        Reclass-
                                                         December 31,      Amortization     ifications or   December 31,
                                                              2000           of Leases      Dispositions         2001
                                                              ----           ---------      ------------         ----
Net investment in operating leases                           $66,838,736     $ (8,401,319)    $ (2,989,907)     $55,447,510
Net investment in direct financing leases                      1,019,935         (259,277)         160,885          921,543
Assets held for sale or lease                                    953,554                -          180,934        1,134,488
Residual value interests                                         379,551                -         (345,390)          34,161
Reserve for losses and impairments                              (291,905)               -          103,896         (188,009)
Initial direct costs, net of accumulated amortization
   of $1,535,327 in 2001 and $2,046,198 in 2000                  907,127         (239,885)         (77,093)         590,149
                                                         ---------------- ---------------- ---------------- ----------------
                                                             $69,806,998     $ (8,900,481)    $ (2,966,675)     $57,939,842
                                                         ================ ================ ================ ================

Operating leases:

Property on operating leases consists of the following:

                                                                  Reclass-
                              December 31,                      ifications or    December 31,
                                  2000           Additions      Dispositions         2001
                                  ----           ---------      ------------         ----
Transportation                   $85,622,871              $ -     $ (2,698,778)     $82,924,093
Construction                      21,133,558                -       (1,178,462)      19,955,096
Materials handling                16,923,148                -       (6,860,784)      10,062,364
Office automation                  2,658,730                -       (1,155,005)       1,503,725
Miscellaneous                      1,088,706                -          (46,503)       1,042,203
Manufacturing                        409,385                -         (120,617)         288,768
                             ---------------- ---------------- ---------------- ----------------
                                 127,836,398                -      (12,060,149)     115,776,249
Less accumulated depreciation    (60,997,662)      (8,401,319)       9,070,242      (60,328,739)
                             ---------------- ---------------- ---------------- ----------------
                                 $66,838,736     $ (8,401,319)    $ (2,989,907)     $55,447,510
                             ================ ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


3.  Investments in equipment and leases (continued):

Direct financing leases:

As of December 31, 2001 and 2000, investment in direct financing leases consists of railroad tank cars and various office automation equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2001 and 2000:

                                                                 2001             2000
                                                                 ----             ----
Total minimum lease payments receivable                         $ 1,015,735      $ 1,157,825
Estimated residual values of leased equipment (unguaranteed)        200,683          187,832
                                                            ---------------- ----------------
Investment in direct financing leases                             1,216,418        1,345,657
Less unearned income                                               (294,875)        (325,722)
                                                            ---------------- ----------------
Net investment in direct financing leases                         $ 921,543      $ 1,019,935
                                                            ================ ================

All of the property on leases was acquired in 1997, 1996 and 1995.

At December 31, 2001, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                              Direct
           Year ending     Operating        Financing
          December 31,       Leases          Leases            Total
          ------------       ------          ------            -----
                   2002      $ 8,557,470       $ 426,745       $8,984,215
                   2003        3,616,340         182,355        3,798,695
                   2004        2,905,622         110,355        3,015,977
                   2005        2,702,747          98,760        2,801,507
                   2006        1,624,797          98,760        1,723,557
             Thereafter       10,520,601          98,760       10,619,361
                        ----------------- --------------- ----------------
                             $29,927,577      $1,015,735      $30,943,312
                        ================= =============== ================

Reserves for losses and impairments and allowance for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                          Allowance for    Allowance for
                                          reserves and       doubtful
                                           impairments       accounts
          Balance December 31,1998             $ 785,086              $ -
          Provision                            5,113,290          282,991
                                         ---------------- ----------------
          Balance December 31,1999             5,898,376          282,991
          Reclassifications                     (302,195)         302,195
          Charge offs                         (5,304,276)               -
                                         ---------------- ----------------
          Balance December 31,2000               291,905          585,186
          Provision                                    -          276,067
          Charge offs                           (103,896)               -
                                         ---------------- ----------------
          Balance December 31,2001             $ 188,009        $ 861,253
                                         ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


4.  Non-recourse debt:

At December 31, 2001, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at fixed rates from 6.37% to 12.22%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2001, the carrying value of the pledged assets is $26,931,167. The notes mature from 2002 through 2016.

Future minimum payments of non-recourse debt are as follows:

            Year ending
           December 31,     Principal        Interest           Total
                    2002      $ 5,743,147     $ 1,826,594      $ 7,569,741
                    2003        5,486,383       1,237,053        6,723,436
                    2004          821,505         633,381        1,454,886
                    2005          476,034         591,844        1,067,878
                    2006          679,762         548,359        1,228,121
              Thereafter        8,506,162       2,493,684       10,999,846
                         ----------------- --------------- ----------------
                              $21,712,993     $ 7,330,915      $29,043,908
                         ================= =============== ================


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


                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


5.  Related party transactions (continued):

ATEL and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during 2001, 2000 and 1999:

                                                                                     2001             2000             1999
                                                                                     ----             ----             ----
Cost reimbursements to ATEL                                                           $ 866,915        $ 508,653        $ 397,125

Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement)                         771,498          963,332        1,178,105
                                                                                ---------------- ---------------- ----------------
                                                                                    $ 1,638,413      $ 1,471,985      $ 1,575,230
                                                                                ================ ================ ================


6.  Partners' capital:

As of December 31, 2001 and 2000, 12,500,050 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Partnership's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Partnership is authorized to issue up to 12,500,000 Units, in addition to those issued to the Initial Limited Partners.

The Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner. In accordance with the terms of the of Limited Partnership Agreement, an additional allocation of income was made to the General Partner in 2001. The amount allocated was determined so as to bring the General Partner's ending capital account balance to zero.

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

                                DECEMBER 31, 2001


7.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to ATEL's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2001, 2000 and 1999 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                      2001             2000             1999
                                      ----             ----             ----
    Other manufacturing                30%              33%               *
    Rail transportation                33%              31%              30%
    Municipalities                     13%               *                *
    Other transportation services       *                *               14%
    * Less than 10%.

During 2001, four customer comprised 13%, 12%, 11% and 10% of the Partnership's revenues from leases. During 2000, one customer comprised 18% of the Partnership's revenues from leases. During 1999, two customers comprised 13% and 11% of the Partnership's revenues from leases.


8.  Lines of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 12, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will either be replaced upon its expiration or that the current line of credit will be extended until the new one is finalized. As of December 31, 2001, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                $    4,500,000
Amounts borrowed by affiliated partnerships and limited liability companies under the
   acquisition facility                                                                               13,100,000
                                                                                                 ----------------
Total borrowings under the acquisition facility                                                       17,600,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility *     10,999,501
                                                                                                 ----------------
Total outstanding balance                                                                         $  28,599,501
                                                                                                 ================

Total available under the line of credit                                                          $  62,000,000
Total outstanding balance                                                                            (28,599,501)
                                                                                                 ----------------
Remaining availability                                                                            $  33,400,499
                                                                                                 ================

* (Unaudited) The carrying value of the assets pledged as collateral and financed at December 31, 2001 was $17,955,014.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


8.  Lines of credit (continued):

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2001. The effective interest rate on borrowings at December 31, 2001 ranged from 3.92% to 3.93%.


9.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2001 is $22,032,785.

Line of credit:

The carrying amounts of the Partnership's variable rate lines of credit approximate fair value.


10.  Extraordinary gain on extinguishment:

In January 2000, one of the Partnership's lessees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership determined that the assets under operating lease with a net book value of $5,113,290 at December 31, 1999 leased to this particular lessee were impaired as of December 31, 1999. The Partnership estimated that the proceeds from the sales of the assets would not be sufficient to satisfy the non-recourse lender. The debt balance was $3,320,774 at December 31, 1999. As a result, the Partnership fully reserved for these assets as of December 31, 1999.

Upon foreclosure by the lender and upon sale of the financed assets in 2000, the Partnership recognized an extraordinary gain on the extinguishment of the debt of $3,320,774 during the year ended December 31, 2000.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services LLC (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 5% by A. J. Batt and 95% by Dean Cash.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of ATEL Financial Services LLC.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash              Chairman of the Board of Directors of ACG, AFS, ALC,
                              AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi        Director, Executive Vice President, Chief Operating
                              Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter       Vice President and Controller of ACG, AFS, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais           Senior Vice President, Secretary and General Counsel
                              for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 51, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 48, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 53, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 43, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2001, 2000 and 1999 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Partnership will pay selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL. Of this amount, the majority is expected to be reallowed to other broker/dealers.

Through December 31, 1996, $11,875,000 of such commissions (the maximum allowable) had been paid to ATEL or its affiliates. Of that amount, $10,163,554 was reallowed to other broker/dealers. None have been paid since 1996, nor will any additional amounts be paid in future periods.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to ATEL. In accordance with the terms of the of Limited Partnership Agreement, an additional allocation of income was made to the General Partner in 2001. The amount allocated was determined so as to bring the General Partner's ending capital account balance to zero. See financial statements included in Item 8, Part I of this report for amounts allocated to ATEL in 2001, 2000 and 1999.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2001 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                      (a)Financial Statements and Schedules
                      1.  Financial Statements
                          Included in Part II of this report:
                          Report of Independent Auditors

                          Balance Sheets at December 31, 2001 and 2000

                          Statements of Operations for the years ended December
                              31, 2001, 2000 and 1999

                          Statements of Changes in Partners' Capital for the
                              years ended December 31, 2001, 2000 and 1999

                          Statements of Cash Flows for the years ended December
                              31, 2001, 2000 and 1999

                          Notes to Financial Statements

                      2.  Financial Statement Schedules
                          Allschedules for which provision is made in the
                             applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      (b) Reports on Form 8-K for the fourth quarter of 2001
                          None

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



                   Date:  3/25/2002

                                ATEL Cash Distribution Fund VI, L.P.
                                          (Registrant)


                     By:  ATEL Financial Services, LLC,
                          General Partner of Registrant



                                    By:  /s/ Dean Cash
                                        ----------------------------------------
                                        Dean Cash,
                                        President and Chief Executive Officer of
                                        ATEL Financial Services, LLC (General
                                        Partner)




                                    By: /s/ Paritosh K. Choksi
                                        ----------------------------------------
                                        Paritosh K. Choksi,
                                        Executive Vice President of ATEL
                                        Financial Services, LLC (General
                                        Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.



SIGNATURE                   CAPACITIES                              DATE



      /s/ Dean Cash      President, Chairman and Chief                3/25/2002
-------------------------Executive Officer of ATEL Financial
        Dean Cash        Services, LLC


 /s/ Paritosh K. Choksi  Executive Vice President and director        3/25/2002
-------------------------of ATEL Financial Services LLC,
   Paritosh K. Choksi    Principal financial officer of
                         registrant; principal financial officer
                         and director of ATEL Financial Services,
                         LLC




 /s/ Donald E. Carpenter Principal accounting officer of              3/25/2002
-------------------------registrant; principal accounting officer
   Donald E. Carpenter   of ATEL Financial Services, LLC





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