Form 10-Q
period 2002-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2002-05-14
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended March 31, 2002

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS

                                                   2002              2001
                                                   ----              ----
Cash and cash equivalents                           $ 981,811         $ 701,012

Accounts receivable, net of allowance for
   doubtful accounts of $861,254 in 2002
   and 2001                                         2,663,257         7,200,988

Investments in leases                              55,455,312        57,939,842
                                             ----------------- -----------------
Total assets                                     $ 59,100,380      $ 65,841,842
                                             ================= =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $ 17,058,846      $ 21,712,993

Lines of credit                                     6,500,000         4,500,000

Accounts payable:
   General Partner                                    284,164           208,687
   Other                                              457,882           585,993

Accrued interest payable                               17,948           762,476

Unearned operating lease income                       113,490            63,013
                                             ----------------- -----------------
Total liabilities                                  24,432,330        27,833,162
Partners' capital:
     General Partner                                        -                 -
     Limited Partners                              34,668,050        38,008,680
                                             ----------------- -----------------
Total partners' capital                            34,668,050        38,008,680
                                             ----------------- -----------------
Total liabilities and partners' capital          $ 59,100,380      $ 65,841,842
                                             ================= =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

Revenues:                                          2002              2001
                                                   ----              ----
   Leasing activities:
      Operating leases                            $ 3,255,804       $ 4,360,870
      Direct financing leases                          53,906            52,262
      (Loss) gain on sales of assets                 (283,280)           98,421
Interest                                                1,948            25,896
Other                                                     894             7,797
                                              ---------------- -----------------
                                                    3,029,272         4,545,246
Expenses:
Depreciation and amortization                       1,782,960         2,415,771
Interest expense                                      515,222           640,379
Equipment and incentive management fees to
   General Partner                                    311,165           288,897
Cost reimbursements to General Partner                218,529           167,832
Other                                                 167,949           140,724
Professional fees                                      59,891            27,366
                                              ---------------- -----------------
                                                    3,055,716         3,680,969
                                              ---------------- -----------------
Net (loss) income                                   $ (26,444)        $ 864,277
                                              ================ =================

Net (loss) income:
   General Partner                                   $ 33,017           $ 8,643
   Limited Partners                                   (59,461)          855,634
                                              ---------------- -----------------
                                                    $ (26,444)        $ 864,277
                                              ================ =================

Net (loss) income per Limited Partnership Unit        $ (0.00)           $ 0.07
Weighted average number of Units outstanding       12,500,050        12,500,050


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 2002
                                   (Unaudited)

                                            Limited Partners      General
                               Units             Amount           Partner            Total
Balance December 31, 2001       12,500,050      $ 38,008,680               $ -      $ 38,008,680
Distributions to partners                         (3,281,169)          (33,017)       (3,314,186)
Net loss                                             (59,461)           33,017           (26,444)
                          ----------------- ----------------- ----------------- -----------------
Balance March 31, 2002          12,500,050      $ 34,668,050               $ -      $ 34,668,050
                          ================= ================= ================= =================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001


Operating activities:                                       2002              2001
                                                            ----              ----
Net (loss) income                                            $ (26,444)        $ 864,277
Adjustment to reconcile net (loss) income to cash
   provided by operating activities:
   Depreciation and amortization                             1,782,960         2,415,771
   Gain on sales of assets                                     283,280           (98,421)
   Changes in operating assets and liabilities:
      Accounts receivable                                     (262,269)       (1,223,751)
      Accounts payable, General Partner                         75,477           (93,646)
      Accounts payable, other                                 (128,111)          237,822
      Accrued interest payable                                 244,547           343,604
      Unearned lease income                                     50,477           (20,533)
                                                      ----------------- -----------------
Net cash provided by operations                              2,019,917         2,425,123
                                                      ----------------- -----------------

Investing activities:
Proceeds from sales of assets                                  362,449           148,078
Reduction of net investment in direct financing leases          55,841            49,485
                                                      ----------------- -----------------
Net cash provided by investing activities                      418,290           197,563
                                                      ----------------- -----------------

Financing activities:
Distributions to partners                                   (3,314,186)       (3,399,750)
Repayments of non-recourse debt                               (843,222)       (1,449,681)
Borrowings under line of credit                              2,000,000         1,000,000
                                                      ----------------- -----------------
Net cash used in financing activities                       (2,157,408)       (3,849,431)
                                                      ----------------- -----------------

Net increase (decrease) in cash and cash equivalents           280,799        (1,226,745)

Cash and cash equivalents at beginning of period               701,012         1,947,276
                                                      ----------------- -----------------
Cash and cash equivalents at end of period                   $ 981,811         $ 720,531
                                                      ================= =================


Supplemental disclosures of cash flow information:
Cash paid during the period for interest                     $ 270,675         $ 296,775
                                                      ================= =================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service
   per lease and debt agreement:
Accrued interest payable                                    $ (989,075)      $(1,404,335)
Non-recourse debt                                           (3,810,925)       (3,395,665)
                                                      ----------------- -----------------
Accounts receivable                                        $(4,800,000)      $(4,800,000)
                                                      ================= =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                             Depreciation
                                             Balance         Expense and        Reclassi-          Balance
                                           December 31,      Amortization     fications and       March 31,
                                               2001           of Leases        Dispositions          2002
                                               ----           ---------      - -------------         ----
Net investment in operating leases           $ 55,447,510       $(1,740,318)       $ (694,881)     $ 53,012,311
Net investment in direct financing leases         921,543           (55,841)                -           865,702
Residual interests                                 34,161                 -                 -            34,161
Assets held for sale or lease                   1,134,488                 -            49,152         1,183,640
Reserve for losses                               (188,009)                -                 -          (188,009)
Initial direct costs, net of
   accumulated amortization                       590,149           (42,642)                -           547,507
                                         ----------------- ----------------- ----------------- -----------------
                                             $ 57,939,842       $(1,838,801)       $ (645,729)     $ 55,455,312
                                         ================= ================= ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                 Balance          Additions         Reclassi-          Balance
                               December 31,          and          fications and       March 31,
                                   2001          Depreciation      Dispositions          2002
                                   ----          ------------    - -------------         ----
Transportation                   $ 82,924,093               $ -       $(1,174,264)     $ 81,749,829
Construction                       19,955,096                 -                 -        19,955,096
Materials handling                 10,062,364                 -          (586,841)        9,475,523
Office automation                   1,503,725                 -                 -         1,503,725
Other                               1,042,203                 -          (278,949)          763,254
Manufacturing                         288,768                 -          (210,284)           78,484
                             ----------------- ----------------- ----------------- -----------------
                                  115,776,249                 -        (2,250,338)      113,525,911
Less accumulated depreciation     (60,328,739)       (1,740,318)        1,555,457       (60,513,600)
                             ----------------- ----------------- ----------------- -----------------
                                 $ 55,447,510       $(1,740,318)       $ (694,881)     $ 53,012,311
                             ================= ================= ================= =================

All of the property on leases was acquired in 1995, 1996 and 1997.

At March 31, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                           Operating         Financing
                                             Leases            Leases            Total
  Nine months ending December 31, 2002     $   5,367,632         $ 316,998       $ 5,684,630
         Year ending December 31, 2003         3,620,155           182,355         3,802,510
                                  2004         2,909,437           110,355         3,019,792
                                  2005         2,706,562            98,760         2,805,322
                                  2006         1,624,403            98,760         1,723,163
                            Thereafter        10,520,600            98,760        10,619,360
                                        ----------------- ----------------- -----------------
                                            $ 26,748,789         $ 905,988      $ 27,654,777
                                        ================= ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.37% to 12.22%.

Future minimum principal payments of non-recourse debt are as follows:


                                           Principal          Interest           Total
  Nine months ending December 31, 2002     $   1,089,286         $ 719,639       $ 1,808,925
         Year ending December 31, 2003         5,486,383         1,237,053         6,723,436
                                  2004           821,505           633,381         1,454,886
                                  2005           476,034           591,844         1,067,878
                                  2006           679,762           548,359         1,228,121
                            Thereafter         8,505,876         2,493,684        10,999,560
                                        ----------------- ----------------- -----------------
                                            $ 17,058,846       $ 6,223,960      $ 23,282,806
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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


5.  Related party transactions (continued):

The General Partner and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      2002              2001
                                                                                      ----              ----

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                       $ 311,165         $ 288,897


Costs reimbursed to General Partner                                                      218,529           167,832
                                                                                ----------------- -----------------
                                                                                       $ 529,694         $ 456,729
                                                                                ================= =================


6.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expired on April 12, 2002 and has been extended through June 30, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will be replaced before its extended expiration date. As of March 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                $   6,500,000
Amounts borrowed by affiliated partnerships and limited liability companies
   under the acquisition facility                                                    12,800,000
                                                                               -----------------
Total borrowings under the acquisition facility                                      19,300,000
Amounts borrowed by the General Partner and its sister corporation under the
   warehouse facility                                                                 5,235,045
                                                                               -----------------
Total outstanding balance                                                          $ 24,535,045
                                                                               =================

Total available under the line of credit                                           $ 62,000,000
Total outstanding balance                                                          (24,535,045)
                                                                               -----------------
Remaining availability                                                             $ 37,464,955
                                                                               =================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 2002 and 2001, the  Partnership's  primary  activity
was  engaging  in  equipment   leasing   activities.   In  2002  and  2001,  the
Partnership's primary source of liquidity was rents from operating leases.

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

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expired on April 12, 2002 and has been extended through June 30, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will be replaced before its extended expiration date. As of March 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                $   6,500,000
Amounts borrowed by affiliated partnerships and limited liability companies
   under the acquisition facility                                                    12,800,000
                                                                               -----------------
Total borrowings under the acquisition facility                                      19,300,000
Amounts borrowed by the General Partner and its sister corporation under the
   warehouse facility                                                                 5,235,045
                                                                               -----------------
Total outstanding balance                                                          $ 24,535,045
                                                                               =================

Total available under the line of credit                                           $ 62,000,000
Total outstanding balance                                                          (24,535,045)
                                                                               -----------------
Remaining availability                                                             $ 37,464,955
                                                                               =================

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

Through March 31, 2002, the Partnership had borrowed $100,521,405 on a non-recourse basis. As of that date, $17,058,846 remained outstanding. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of March 31, 2002, there were no such commitments.

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

Cash Flows

During the first quarters of 2002 and 2001, the Partnership's primary source of cash from operating activities was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both years.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash in both 2002 and 2001. Proceeds from sales of lease assets increased from $148,078 in 2001 to $362,449 in 2002. Proceeds from sales of lease assets are not expected to be consistent from one year to another.

In 2002 and 2001, the only source of cash from financing activities was amounts borrowed on the line of credit. Repayments of non-recourse debt decreased as a result of scheduled debt payments.


Results of operations

Operations resulted in a net loss of $26,444 in 2002 compared to net income of $864,277 in 2001. The Partnership's primary source of revenues was from operating leases in both years. Operating lease revenues have declined as a result of lease maturities and sales of the underlying lease assets over the last year.

Sales of lease assets in 2002 resulted in losses of $283,280 compared to gains of $98,421 in 2001. The amounts of such gains and losses is not expected to be consistent from one year to another.

Interest expense has been reduced due to scheduled payments on the Partnership's non-recourse debt and due to reductions of the amounts borrowed under the line of credit.

Depreciation expense has decreased from $2,351,798 in 2001 to $1,740,318 in 2002. Depreciation is related to operating lease assets. The amount of such assets has decreased from $127,836,398 at January 1, 2001 to $113,525,911 at March 31, 2002. As operating leases mature and the assets are sold, operating lease revenues and depreciation expense will continue to decrease.

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

In January 2002, ATEL attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve has been set aside by the liquidating trustee in the amount of $1.2 million in partial satisfaction of the Partnership's claims and those of its affiliates, although this claim amount remains in dispute. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment already received remains speculative and highly uncertain.

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

On February 13, 2002, the reorganized Debtor filed a notice of objection to the Funds claim due to duplication and an improper liquidated damages provision, which the Funds intend to dispute.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

   (a)Documents filed as a part of this report

   1.  Financial Statements

       Included in Part I of this report:

          Balance Sheets, March 31, 2002 and December 31, 2001.

          Statement of changes in partners' capital for the three months ended March 31, 2002.

          Statements of operations for the three month periods ended March 31, 2002 and 2001.

          Statements of cash flows for the three month periods ended March 31, 2002 and 2001.

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

Date:
May 13, 2002

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