Form 10-Q
period 2002-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2002-08-14
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended June 30, 2002

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS

                                                 2002              2001
                                                 ----              ----
Cash and cash equivalents                         $ 505,702          $ 701,012

Accounts receivable, net of allowance
   for doubtful accounts of $881,254
   in 2002 and $861,254 in 2001                   3,936,484          7,200,988

Investments in leases                            53,361,483         57,939,842
                                           ----------------- ------------------
Total assets                                   $ 57,803,669        $65,841,842
                                           ================= ==================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                               $16,708,631        $21,712,993

Line of credit                                    8,000,000          4,500,000

Accounts payable:
   General Partner                                  397,152            208,687
   Other                                            451,554            585,993

Accrued interest payable                            148,565            762,476

Unearned operating lease income                      48,794             63,013
                                           ----------------- ------------------
Total liabilities                                25,754,696         27,833,162
Partners' capital:
     General Partner                                      -                  -
     Limited Partners                            32,048,973         38,008,680
                                           ----------------- ------------------
Total partners' capital                          32,048,973         38,008,680
                                           ----------------- ------------------
Total liabilities and partners' capital        $ 57,803,669        $65,841,842
                                           ================= ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                    Six Months                          Three Months
                                                  Ended June 30,                       Ended June 30,
                                                  --------------                       --------------
                                              2002               2001              2002              2001
                                              ----               ----              ----              ----
Revenues:
Leasing activities:
   Operating lease revenues                   $ 6,809,411       $ 8,903,137       $ 3,553,607        $ 4,542,267
   Direct financing leases                         89,633            92,663            35,727             40,401
   Loss on sales of assets                       (357,739)         (204,900)          (74,459)          (303,321)
Interest income                                     2,992            39,121             1,044             13,225
Other                                              32,177             8,957            31,283              1,160
                                        ------------------ ----------------- ----------------- ------------------
                                                6,576,474         8,838,978         3,547,202          4,293,732
Expenses:
Depreciation and amortization                   3,577,053         4,790,040         1,794,093          2,374,269
Interest                                          925,697         1,175,687           410,475            535,308
Equipment and incentive management fees           414,590           454,693           103,425            165,796
Cost reimbursements to General Partner            397,686           404,920           179,157            237,088
Other                                             267,961           292,685           197,358            211,242
Railcar maintenance                               211,083           138,283           113,737             79,002
Professional fees                                  92,467            77,090            32,576             49,724
Provision for doubtful accounts                    20,000                 -            20,000                  -
                                        ------------------ ----------------- ----------------- ------------------
                                                5,906,537         7,333,398         2,850,821          3,652,429
                                        ------------------ ----------------- ----------------- ------------------
Net income                                      $ 669,937       $ 1,505,580         $ 696,381          $ 641,303
                                        ================== ================= ================= ==================
Net income:
     General partner                             $ 65,841          $ 15,056          $ 32,824            $ 6,413
     Limited partners                             604,096         1,490,524           663,557            634,890
                                        ------------------ ----------------- ----------------- ------------------
                                                $ 669,937       $ 1,505,580         $ 696,381          $ 641,303
                                        ================== ================= ================= ==================
Weighted average number of units
   outstanding                                 12,495,063        12,500,050        12,490,076         12,500,050

Net income per limited partnership unit             $0.05             $0.31             $0.05              $0.03



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2002
                                   (Unaudited)


                                                                          Limited Partners       General
                                                              Units             Amount           Partner             Total

Balance December 31, 2001                                      12,500,050      $ 38,008,680               $ -        $38,008,680
Repurchase of limited partnership units                            (9,974)           (3,907)                              (3,907)
Distributions to partners                                                        (6,559,896)          (65,841)        (6,625,737)
Net income                                                                          604,096            65,841            669,937
                                                        ------------------ ----------------- ----------------- ------------------
Balance June 30, 2002                                          12,490,076      $ 32,048,973               $ -        $32,048,973
                                                        ================== ================= ================= ==================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                    Six Months                          Three Months
                                                                  Ended June 30,                       Ended June 30,
                                                                  --------------                       --------------
                                                              2002               2001              2002              2001
                                                              ----               ----              ----              ----
Operating activities:
Net income                                                      $ 669,937       $ 1,505,580         $ 696,381          $ 641,303
Adjustments to reconcile net income to net
   cash provided by operations
   Depreciation and amortization                                3,577,053         4,790,040         1,794,093          2,374,269
   Loss (gain) on sales of assets                                 357,739           204,900            74,459            303,321
   Provision for doubtful accounts                                 20,000                 -            20,000                  -
Changes in operating assets and liabilities:
      Accounts receivable                                      (1,555,496)       (2,268,894)       (1,293,227)        (1,045,143)
      Accounts payable, general partner                           188,465          (164,758)          112,988            (71,112)
      Accounts payable, other                                    (134,439)          231,034            (6,328)            (6,788)
      Accrued interest expense                                    375,164           583,503           130,617            239,899
      Unearned lease income                                       (14,219)          (44,362)          (64,696)           (23,829)
                                                        ------------------ ----------------- ----------------- ------------------

Net cash provided by operating activities                       3,484,204         4,837,043         1,464,287          2,411,920
                                                        ------------------ ----------------- ----------------- ------------------

Investing activities:
Proceeds from sales of assets                                     470,036         1,943,083           107,587          1,795,005
Reduction in net investment in direct
   financing leases                                               173,531           153,048           117,690            103,563
Purchase of equipment on operating leases                               -            (5,452)                -             (5,452)
                                                        ------------------ ----------------- ----------------- ------------------

Net cash provided by investing activities                         643,567         2,090,679           225,277          1,893,116
                                                        ------------------ ----------------- ----------------- ------------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                    Six Months                          Three Months
                                                                  Ended June 30,                       Ended June 30,
                                                                  --------------                       --------------
                                                              2002               2001              2002              2001
                                                              ----               ----              ----              ----
Financing activities:
Distributions to partners                                      (6,625,737)       (6,680,069)       (3,311,551)        (3,280,319)
Borrowings on line of credit                                    4,500,000         2,000,000         2,500,000          1,000,000
Repayment of line of credit                                    (1,000,000)       (1,000,000)       (1,000,000)        (1,000,000)
Repayment of long-term non-recourse debt                       (1,193,437)       (2,540,566)         (350,215)        (1,090,885)
Repurchase of limited partnership units                            (3,907)                -            (3,907)                 -
                                                        ------------------ ----------------- ----------------- ------------------

Net cash provided by financing activities                      (4,323,081)       (8,220,635)       (2,165,673)        (4,371,204)
                                                        ------------------ ----------------- ----------------- ------------------

Net decrease in cash and cash equivalents                        (195,310)       (1,292,913)         (476,109)           (66,168)
Cash at beginning of period                                       701,012         1,947,276           981,811            720,531
                                                        ------------------ ----------------- ----------------- ------------------
Cash at end of period                                           $ 505,702         $ 654,363         $ 505,702          $ 654,363
                                                        ================== ================= ================= ==================

Supplemental disclosure of cash flow
   information:
Cash paid during the period for interest                        $ 550,533         $ 592,184         $ 279,858          $ 295,409
                                                        ================== ================= ================= ==================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service
   per lease and debt agreement:
Accrued interest payable                                       $ (989,075)      $(1,404,335)              $ 0                $ 0
Non-recourse debt                                              (3,810,925)       (3,395,665)                -                  -
                                                        ------------------ ----------------- ----------------- ------------------
Accounts receivable                                           $(4,800,000)      $(4,800,000)              $ 0                $ 0
                                                        ================== ================= ================= ==================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                Depreciation
                                                                 Expense or         Reclass-
                                             December 31,       Amortization      ifications &        June 30,
                                                 2001            of Leases        Dispositions          2002
                                                 ----            ---------      - -------------         ----
Net investment in operating leases              $ 55,447,510       $(3,495,420)      $(2,979,338)       $48,972,752
Net investment in direct financing leases            921,543          (173,531)             (500)           747,512
Assets held for sale or lease                      1,134,488                 -         2,152,065          3,286,553
Residual interests                                    34,161                 -                (2)            34,159
Reserve for losses                                  (188,009)                -                 -           (188,009)
Initial direct costs, net of accumulated
   amortization                                      590,149           (81,633)                -            508,516
                                           ------------------ ----------------- ----------------- ------------------
                                                $ 57,939,842       $(3,750,584)       $ (827,775)       $53,361,483
                                           ================== ================= ================= ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                                                   Reclassifications &     Balance
                                 December 31,                        Dispositions         June 30,
                                                                     ------------
                                     2001           1st Quarter       2nd Quarter           2002
                                     ----           -----------       -----------           ----
Transportation                      $ 82,924,093       $(1,174,264)      $(2,942,406)       $78,807,423
Construction                          19,955,096                 -                 -         19,955,096
Materials handling                    10,062,364          (586,841)         (501,012)         8,974,511
Office automation                      1,503,725                 -                 -          1,503,725
Other                                  1,042,203          (278,949)           (5,500)           757,754
Manufacturing                            288,768          (210,284)                -             78,484
                               ------------------ ----------------- ----------------- ------------------
                                     115,776,249        (2,250,338)       (3,448,918)       110,076,993
Less accumulated depreciation        (60,328,739)         (184,861)         (590,641)       (61,104,241)
                               ------------------ ----------------- ----------------- ------------------
                                    $ 55,447,510       $(2,435,199)      $(4,039,559)       $48,972,752
                               ================== ================= ================= ==================

All of the property on leases was acquired in 1995, 1996 and 1997.

At June 30, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                                Direct
                                            Operating         Financing
                                             Leases             Leases            Total
   Six months ending December 31, 2002        $ 3,518,302         $ 171,523       $ 3,689,825
         Year ending December 31, 2003          3,848,594           184,227         4,032,821
                                  2004          3,020,892           110,823         3,131,715
                                  2005          2,701,032            98,760         2,799,792
                                  2006          1,623,020            98,760         1,721,780
                            Thereafter         10,520,601            98,760        10,619,361
                                        ------------------ ----------------- -----------------
                                             $ 25,232,441         $ 762,853      $ 25,995,294
                                        ================== ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.33% to 12.22%.

Future minimum principal payments of non-recourse debt are as follows:


                                            Principal          Interest           Total
   Six months ending December 31, 2002          $ 739,071         $ 400,334       $ 1,139,405
         Year ending December 31, 2003          5,486,383         1,237,053         6,723,436
                                  2004            821,505           633,381         1,454,886
                                  2005            476,034           591,844         1,067,878
                                  2006            679,762           548,359         1,228,121
                            Thereafter          8,505,876         2,493,685        10,999,561
                                        ------------------ ----------------- -----------------
                                             $ 16,708,631       $ 5,904,656      $ 22,613,287
                                        ================== ================= =================


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement during the six month periods ended June 30, 2002 and 2001 as follows:

                                                             2002              2001
                                                             ----              ----
Incentive management fees and equipment management fees       $ 414,590          $ 454,693

Reimbursement of administrative costs                           397,686            404,920
                                                       ----------------- ------------------
                                                              $ 812,276          $ 859,613
                                                       ================= ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


6. Partner's capital:

As  of  June  30,  2002,   12,490,076  Units   ($124,900,760)  were  issued  and
outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 23, 1994 and its offering was concluded on November 23, 1996. The Fund is authorized to issue up to 12,500,050 Units, including the 50 Units issued to the initial limited partners.

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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                 $   8,000,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                           15,000,000
                                                                                                  ---------------
Total borrowings under the acquisition facility                                                       23,000,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility                -
                                                                                                  ---------------
Total outstanding balance                                                                          $  23,000,000
                                                                                                  ===============

Total available under the line of credit                                                           $  43,654,928
Total outstanding balance                                                                            (23,000,000)
                                                                                                  ---------------
Remaining availability                                                                             $  20,654,928
                                                                                                  ===============


Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2002.


8. Subsequent event:

In July 2002, the Partnership sold a significant portion of its lease assets prior to the maturity of the initial lease terms. The assets had been on lease to Tarmac America, Inc. and Exxon/Mobil. The information below summarizes the sales transactions.

                                          Tarmac          Exxon/Mobil          Total
Original cost of equipment                 $ 6,229,654      $ 15,855,322      $ 22,084,976
Net book value of assets at date of sale   $ 2,770,199      $ 11,962,797      $ 14,732,996
Sales price                                $ 2,959,134      $ 13,662,372      $ 16,621,506
Non-recourse debt repaid at time of sale   $ 1,357,281      $ 10,120,304      $ 11,477,585
Net cash received from sale                $ 1,601,853       $ 3,542,068       $ 5,143,921
Gain realized on sale                        $ 188,935       $ 1,699,575       $ 1,888,510

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first half of 2002, the Partnership's primary activity was engaging in equipment leasing activities.

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

The Partnership participates with the General Partner and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2002, borrowings under the facility were as follows:


Amount  borrowed by the Partnership under the acquisition facility                                 $   8,000,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                           15,000,000
                                                                                                  ---------------
Total borrowings under the acquisition facility                                                       23,000,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility                -
                                                                                                  ---------------
Total outstanding balance                                                                          $  23,000,000
                                                                                                  ===============

Total available under the line of credit                                                           $  43,654,928
Total outstanding balance                                                                            (23,000,000)
                                                                                                  ---------------
Remaining availability                                                                             $  20,654,928
                                                                                                  ===============

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

As of June 30, 2002, the Partnership had borrowed $100,521,405 with a remaining unpaid balance of $16,708,631. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2002.

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


Cash Flows, 2002 vs. 2001:

Six months:

In 2002 and 2001, the Partnership's primary source of cash was rents from operating leases. Cash provided by operations decreased by $1,352,839 (from $4,837,043 in 2001 to $3,484,204 in 2002).

The most significant source of cash from investing activities in 2002 and 2001 was proceeds from sales of lease assets. Cash flows from direct financing leases were not as significant in either period.

In 2002 and 2001, the only source of cash from financing activities was borrowings on the line of credit. Payments of non-recourse debt have decreased as a result of scheduled debt payments over the last year.

Three months:

Operating lease rents were the primary source of cash from operating activities in 2002 and 2001.

As noted above for the six month period, proceeds from asset sales and direct financing lease rents were the only sources of cash from investing activities in 2002 and 2001.

In 2002 and 2001, the only financing source of cash was the amounts borrowed under the line of credit. Debt payments have decreased for the same reasons noted above for the six month periods.


Results of operations

In 2002, operations resulted in net income of $669,931 (six months) and $696,381 (three months). In 2001, operations resulted in net income of $1,505,580 (six months) and $641,303 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Gains and losses on sales of lease assets are not expected to be consistent from one period to another. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. Operating lease rents and depreciation expense decreased compared to 2001 due to sales of lease assets over the last year. As Interest expense is related to the borrowings under the line of credit and non-recourse debt and has decreased because of decreased debt balances compared to 2001.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                   (a)Documents filed as a part of this report

                   1.  Financial Statements

                       Included in Part I of this report: Balance Sheets, June 30, 2002 and December 31, 2001.
                       Statements of operations for the six and three month
                         periods ended June 30, 2002 and 2001.
                       Statement of changes in partners' capital for the six
                         month period ended  June 30, 2002.
                       Statements of cash flows for the six and three month
                         periods ended June 30, 2002 and 2001.
                       Notes to the Financial Statements

                   2.  Financial Statement Schedules.

                    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   (b) Report on Form 8-K

                       None

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10QSB of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

         1.            The Report fully complies with the requirements of
                         section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

         2.            The information contained in the Report fairly presents,
                         in all material respects, the financial condition and results of operations of the Partnership.


/s/ DEAN L. CASH
-------------------------------------
Dean L. Cash President and Chief Executive
Officer of General Partner
August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10QSB of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

         1.            The Report fully complies with the requirements of
                         section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

         2.            The information contained in the Report fairly presents,
                         in all material respects, the financial condition and results of operations of the Partnership.


/s/ PARITOSH K. CHOKSI
-------------------------------------
Paritosh K. Choksi Executive Vice President of General
Partner, Principal financial officer of registrant
August 14, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
August 14, 2002

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