Form 10-Q
period 2002-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2002-11-12
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended September 30, 2002

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS

                                                  2002              2001
                                                  ----              ----
Cash and cash equivalents                          $ 909,095          $ 701,012

Accounts receivable, net of allowance for
   doubtful accounts of $881,254 in 2002
   and $861,254 in 2001                            4,314,609          7,200,988

Investments in leases                             35,492,874         57,939,842
                                            ----------------- ------------------
Total assets                                    $ 40,716,578       $ 65,841,842
                                            ================= ==================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $ 4,935,180       $ 21,712,993

Line of credit                                     4,500,000          4,500,000

Accounts payable:
   General Partner                                    81,591            208,687
   Other                                             629,059            585,993

Accrued interest payable                             264,963            762,476

Unearned operating lease income                       73,604             63,013
                                            ----------------- ------------------
Total liabilities                                 10,484,397         27,833,162

Partners' capital                                 30,232,181         38,008,680
                                            ----------------- ------------------
Total liabilities and partners' capital         $ 40,716,578       $ 65,841,842
                                            ================= ==================




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                      Nine Months Ended                    Three Months Ended
                                                        September 30,                        September 30,
                                                        -------------                        -------------
                                                   2002               2001               2002              2001
                                                   ----               ----               ----              ----
Revenues:
Leasing activities:
   Operating leases                                $ 9,167,662       $ 13,073,075       $ 2,358,251        $ 4,169,938
   Direct financing leases                             108,728            137,175            19,095             44,512
   Gain (loss) on sales of assets                    1,627,349           (199,824)        1,985,088              5,076
Interest                                                 5,238             45,814             2,246              6,693
Other                                                   55,477              9,929            23,300                972
                                             ------------------ ------------------ ----------------- ------------------
                                                    10,964,454         13,066,169         4,387,980          4,227,191
Expenses:
Depreciation and amortization                        5,659,155          6,778,965         2,082,102          1,988,925
Interest expense                                     1,165,528          1,697,518           239,831            521,831
Cost reimbursements to General Partner                 609,801            733,052           212,115            328,132
Equipment and incentive management fees to
   General Partner                                     606,950            643,301           192,360            188,608
Other                                                  394,122            383,795           126,161             91,110
Railcar maintenance                                    245,688            236,381            34,605             98,098
Professional fees                                       98,681            100,700             6,214             23,610
Provision for doubtful accounts                         20,000                  -                 -                  -
                                             ------------------ ------------------ ----------------- ------------------
                                                     8,799,925         10,573,712         2,893,388          3,240,314
                                             ------------------ ------------------ ----------------- ------------------
Net income                                         $ 2,164,529        $ 2,492,457       $ 1,494,592          $ 986,877
                                             ================== ================== ================= ==================

Net income:
   General Partner                                    $ 98,626           $ 24,925          $ 32,785            $ 9,869
   Limited Partners                                  2,065,903          2,467,532         1,461,807            977,008
                                             ------------------ ------------------ ----------------- ------------------
                                                   $ 2,164,529        $ 2,492,457       $ 1,494,592          $ 986,877
                                             ================== ================== ================= ==================

Net income per limited partnership unit                 $ 0.17             $ 0.20            $ 0.12             $ 0.08

Weighted average number of Units outstanding        12,493,401         12,500,050        12,490,076         12,500,050


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2002

                                   (Unaudited)

                                                           Limited Partners       General
                                              Units             Amount            Partner             Total

Balance December 31, 2001                      12,500,050       $ 38,008,680               $ -       $ 38,008,680
Repurchase of limited partnership units            (9,974)            (3,907)                              (3,907)
Distributions to partners                                         (9,838,495)          (98,626)        (9,937,121)
Net income                                                         2,065,903            98,626          2,164,529
                                        ------------------ ------------------ ----------------- ------------------
Balance September 30, 2002                     12,490,076       $ 30,232,181               $ -       $ 30,232,181
                                        ================== ================== ================= ==================


                             See accompanying notes.


                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001

                                   (Unaudited)

                                                                   Nine Months Ended                    Three Months Ended
                                                                     September 30,                        September 30,
                                                                     -------------                        -------------
                                                                2002               2001               2002              2001
                                                                ----               ----               ----              ----
Operating activities:
Net income                                                      $ 2,164,529        $ 2,492,457       $ 1,494,592          $ 986,877
Adjustment to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                                  5,659,155          6,778,965         2,082,102          1,988,925
   (Gain) loss on sales of assets                                (1,627,349)           199,824        (1,985,088)            (5,076)
   Provision for doubtful accounts                                   20,000                  -                 -                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                        (1,933,621)        (4,204,342)         (378,125)        (1,935,448)
      Accounts payable, General Partner                            (127,096)          (128,431)         (315,561)            36,327
      Accounts payable, other                                        43,066             18,650           177,505           (212,384)
      Accrued interest payable                                      491,562            824,009           116,398            240,506
      Unearned lease income                                          10,591            (58,778)           24,810            (14,416)
                                                          ------------------ ------------------ ----------------- ------------------
Net cash provided by operations                                   4,700,837          5,922,354         1,216,633          1,085,311
                                                          ------------------ ------------------ ----------------- ------------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                             STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001

                                   (Unaudited)


                                                                   Nine Months Ended                    Three Months Ended
                                                                     September 30,                        September 30,
                                                                     -------------                        -------------
                                                                2002               2001               2002              2001
                                                                ----               ----               ----              ----
Investing activities:
Proceeds from sales of assets                                    18,180,818          2,183,842        17,710,782            240,759
Reduction in net investment in direct financing
   leases                                                           234,344            225,273            60,813             72,225
Purchases of equipment on operating leases                                -             (5,452)                -                  -
                                                          ------------------ ------------------ ----------------- ------------------
Net cash provided by investing activities                        18,415,162          2,403,663        17,771,595            312,984
                                                          ------------------ ------------------ ----------------- ------------------

Financing activities:
Repayments of non-recourse debt                                 (12,966,888)        (3,207,705)      (11,773,451)          (667,139)
Distributions to Partners                                        (9,937,121)        (9,961,135)       (3,311,384)        (3,281,066)
Borrowings under line of credit                                   6,000,000          4,000,000         1,500,000          2,000,000
Repayments of borrowings under line of credit                    (6,000,000)        (1,000,000)       (5,000,000)                 -
Repurchase of limited partnership units                              (3,907)                 -                 -                  -
                                                          ------------------ ------------------ ----------------- ------------------
Net cash used in financing activities                           (22,907,916)       (10,168,840)      (18,584,835)        (1,948,205)
                                                          ------------------ ------------------ ----------------- ------------------
Net increase (decrease) in cash and cash
   equivalents                                                      208,083         (1,842,823)          403,393           (549,910)
Cash and cash equivalents at beginning of
   period                                                           701,012          1,947,276           505,702            654,363
                                                          ------------------ ------------------ ----------------- ------------------
Cash and cash equivalents at end of period                        $ 909,095          $ 104,453         $ 909,095          $ 104,453
                                                          ================== ================== ================= ==================


Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                        $ 1,663,041        $ 2,277,844       $ 1,112,508        $ 1,685,660
                                                          ================== ================== ================= ==================

Supplemental disclosure of non-cash
   transactions:
Offset of accounts receivable and debt service
   per lease and debt agreement:
Accrued interest payable                                         $ (989,075)       $(1,404,335)              $ -                $ -
Non-recourse debt                                                (3,810,925)        (3,395,665)                -                  -
                                                          ------------------ ------------------ ----------------- ------------------
Accounts receivable                                            $ (4,800,000)       $(4,800,000)              $ -                $ -
                                                          ================== ================== ================= ==================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                               Depreciation
                                               Balance          Expense or          Reclass-           Balance
                                            December 31,       Amortization       ifications &      September 30,
                                                2001             of Leases        Dispositions          2002
                                                ----             ---------        ------------          ----
Net investment in operating leases              $55,447,510        $(5,182,187)     $(18,592,894)      $ 31,672,429
Equipment held for sale or lease                  1,134,488                  -         2,054,925          3,189,413
Net investment in direct financing leases           921,543           (234,344)          (15,500)           671,699
Initial direct costs, net of accumulated
   amortization                                     590,149           (476,968)                -            113,181
Residual interests                                   34,161                  -                 -             34,161
Reserve for losses                                 (188,009)                 -                 -           (188,009)
                                          ------------------ ------------------ ----------------- ------------------
                                                $57,939,842        $(5,893,499)     $(16,553,469)      $ 35,492,874
                                          ================== ================== ================= ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                           Balance                                                                     Balance
                                         December 31,     Acquisitions, Dispositions & Reclassifications            September 30,
                                                          ----------------------------------------------
                                             2001            1st Quarter        2nd Quarter       3rd Quarter           2002
                                             ----            -----------        -----------       -----------           ----
Transportation                              $ 82,924,093       $ (1,174,264)       $(2,942,406)     $(17,435,545)      $ 61,371,878
Construction                                  19,955,096                  -                  -        (8,228,090)        11,727,006
Materials handling                            10,062,364           (586,841)          (501,012)         (218,564)         8,755,947
Office automation                              1,503,725                  -                  -                 -          1,503,725
Other                                          1,330,971           (489,233)            (5,500)            5,500            841,738
                                      ------------------- ------------------ ------------------ ----------------- ------------------
                                             115,776,249         (2,250,338)        (3,448,918)      (25,876,699)        84,200,294
Less accumulated depreciation                (60,328,739)          (184,861)          (590,641)        8,576,376        (52,527,865)
                                      ------------------- ------------------ ------------------ ----------------- ------------------
                                            $ 55,447,510       $ (2,435,199)       $(4,039,559)     $(17,300,323)      $ 31,672,429
                                      =================== ================== ================== ================= ==================

All of the property on leases was acquired in 1995, 1996 and 1997.

At September 30, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                           Operating          Financing
                                            Leases             Leases             Total
Three months ending December 31, 2002        $ 1,142,121           $ 76,617       $ 1,218,738
        Year ending December 31, 2003          7,351,951            184,227         7,536,178
                                 2004          1,700,544            110,823         1,811,367
                                 2005          1,434,165             98,760         1,532,925
                                 2006            357,193             98,760           455,953
                           Thereafter                  -             98,760            98,760
                                       ------------------ ------------------ -----------------
                                             $11,985,974          $ 667,947      $ 12,653,921
                                       ================== ================== =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.37% to 15.54%.

Future minimum principal payments of non-recourse debt as of September 30, 2002 are as follows:

                                           Principal          Interest            Total
Three months ending December 31, 2002          $ 125,803           $ 12,771         $ 138,574
        Year ending December 31, 2003          4,439,115            560,641         4,999,756
                                 2004            109,054             26,870           135,924
                                 2005             79,916             18,844            98,760
                                 2006             86,868             11,892            98,760
                           Thereafter             94,424              4,336            98,760
                                       ------------------ ------------------ -----------------
                                             $ 4,935,180          $ 635,354       $ 5,570,534
                                       ================== ================== =================


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      2002              2001
                                                                                      ----              ----
Cost reimbursements to General Partner                                                 $ 609,801          $ 733,052

Incentive  management  fees  (computed  as 3.25% of  distributions  of cash from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                         606,950            643,301
                                                                                ----------------- ------------------
                                                                                     $ 1,216,751        $ 1,376,353
                                                                                ================= ==================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


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


6. Partner's capital:

As of  September  30,  2000,  12,490,076  Units  ($124,900,760)  were issued and outstanding. The Fund is authorized to issue up to 12,500,050 Units, including the 50 Units issued to the initial limited partners.

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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
     facility                                                    $   4,500,000
Amounts borrowed by affiliated partnerships and limited
     liability companies under the acquisition facility             17,400,000
                                                             ------------------
Total borrowings under the acquisition facility                     21,900,000
Amounts borrowed by the General Partner and its sister
     corporation under the warehouse facility                                -
                                                             ------------------
Total outstanding balance                                         $ 21,900,000
                                                             ==================

Total available under the line of credit                          $ 43,654,928
Total outstanding balance                                          (21,900,000)
                                                             ------------------
Remaining availability                                            $ 21,754,928
                                                             ==================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In 2002 and 2001, our primary activity was equipment leasing and sales activities.

Our primary source of liquidity during the first nine months of 2001 was lease rents. Our primary source of liquidity during the first nine months of 2002 was lease rents and proceeds from the sales of lease assets. Our liquidity will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

As another source of liquidity, we have contractual obligations with a diversified group of lessees which consist primarily of fixed lease terms at fixed rental amounts. As the initial lease terms expire, we will re-lease or sell the equipment. Our future liquidity beyond the contractual minimum rentals will depend on our success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with the General Partner and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
     facility                                                    $   4,500,000
Amounts borrowed by affiliated partnerships and limited
     liability companies under the acquisition facility             17,400,000
                                                             ------------------
Total borrowings under the acquisition facility                     21,900,000
Amounts borrowed by the General Partner and its sister
     corporation under the warehouse facility                                -
                                                             ------------------
Total outstanding balance                                         $ 21,900,000
                                                             ==================

Total available under the line of credit                          $ 43,654,928
Total outstanding balance                                          (21,900,000)
                                                             ------------------
Remaining availability                                            $ 21,754,928
                                                             ==================

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

As of September 30, 2002, we had borrowed $100,521,405 with a remaining unpaid balance of $4,935,180. We expect that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

We do not expect to make commitments of capital other than for the acquisition of additional equipment. As of September 30, 2002, we had made no commitments of this type .

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

2002 vs. 2001:

In 2002 and 2001, lease rents were our primary source of cash from operating activities. Our lease rents have declined as a result of lease terminations and asset sales over the last year.

Our only sources of cash from investing sources was proceeds from the sales of assets and direct financing lease rents. Proceeds from sales of such assets increased by $15,996,976 compared to 2001. Most of the proceeds from sales in 2002 resulted from the sales of assets on lease to Mobil Corporation and Tarmac America. Our only investing use of cash in 2001 was payments on the purchase of assets on operating leases. There were none in 2002.

In 2001, our only financing source of cash was borrowings on the line of credit. Proceeds from sales of assets of approximately $11,680,000 were used to repay non-recourse debt. The debt had been used to finance the original acquisition of a portion of the assets sold in the third quarter. Other repayments of non-recourse debt have decreased as a result of scheduled debt payments.

Results of operations

For the nine month periods, our operations resulted in net income of $2,164,529 in 2002 and $2,492,457 in 2001. For the three month periods, operations resulted in net income of $1,494,592 in 2002 and $986,877 in 2001. Our primary source of revenues is from operating leases.

Over the last year, we have sold some of our operating lease assets. Some other leases have been terminated. These lease terminations and asset sales have caused operating lease revenues to decrease for both the nine and three month periods when compared to 2001.

Our depreciation expense has declined by $1,402,954 compared to 2001. The decreases were the result of asset sales over the last year.

Non-recourse debt balances were reduced in 2002 compared to 2001 as a result of scheduled and unscheduled (see above) debt payments. This led to the reduction of interest expense of $531,990 in 2002 compared to 2001 for the nine month period and $282,000 for the three month period.

Internal Controls

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Partnership or against any of its assets.

Quaker Coal Company:

On December 31, 1997, Quaker Coal Company (the Debtor), one of the Partnership's lessees, requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June 1998, and as a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and eventually satisfied substantially all lease payments due under the lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court"). On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part I,
Item 1 of this report.

The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded upon securing the return of its equipment, which has been liquidated. The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The Debtor subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The General Partner believes the Court's decision is erroneous as a matter law, and has filed an appeal of the decision in the U.S. District Court of Appeals.

The Debtor filed a plan of reorganization, which was objected to by several large creditors, including the General Partner. These creditors were also seeking a formal role on the creditors committee or formation of their own committee.

Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that, another of the creditor's, American Electric Power's ("AEP") Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnership has been assigned to a liquidating trustee for resolution and satisfaction from the Debtor's estate.

In January 2002, ATEL attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve has been set aside by the Debtor's liquidating trustee in the amount of $1.2 million in partial satisfaction of the Partnership's claim, although this claim amount remains in dispute. Currently, the likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment already received remains speculative and highly uncertain.

Elkay Mining Company:

On December 17, 1999, Elkay Mining Company, a subsidiary of The Pittston Company (the Guarantor) , filed a suit for declaratory relief in response to a notice of event of default sent by the Partnership. The dispute surrounds the treatment by the lessee of a defect in the leased equipment, and the lessee's failure to notify that lessor of the defect in the equipment. All lease payments under that lease were made in a timely manner, and the equipment was returned and liquidated by the Partnership for $112,501.04, which is approximately 6% of the original equipment cost. The Partnership believes that it has suffered damages and loss as a result of actions of the lessee, in the amount of $773,402, which represents the difference in the proceeds netted from the sale of the equipment and the liquidated damages due under the lease.

This matter has been litigated and the decision from the Court was adverse to the Partnership as to the very narrow issue whether an Event of Default existed as declared by the Partnership (for the failure of the lessee to notify the Partnership of the material defect of in the equipment.) Notwithstanding the adverse ruling, the Partnership has two additional bases for default: (i) the failure by the lessee to satisfy the maintenance and return conditions of the lease, and (ii) the relocation by the lessee of the equipment without the lessor's consent..

The General Partner has filed a suit and for arbitration against the Guarantor in San Francisco, as mandated by the lease. The General Partner believes that it has a reasonable basis for prevailing with respect to this matter, and will aggressively assert its claims.

Applied Magnetics Corporation:

In January 2000, Applied Magnetics Corporation (the Debtor) filed for protection from creditors under Chapter 11 of the U. S. Bankruptcy Code. The Partnership had assets with a total net book value of $5,113,290 leased to Applied Magnetics Corporation at the bankruptcy filing date. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and served as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Partnership's leased equipment, which proceeds resulted in the satisfaction of a portion of the non-recourse debt secured by the equipment. As of November 1, 2000, liquidation of the assets was completed.

The debtor filed a Plan of Reorganization (the "Plan"), which was approved by a vote of the creditors of the debtor in October 2001. The Plan provided that the debtor change its name to "Integrated Micro-Technology", and enter into a new line of business, the manufacture and production of "micro-machines". As part of the Plan, the Partnership, along with the other unsecured creditors, receives a proportionate share of their unsecured claims, in the form of ownership shares and warrants in the newly formed business. The success of this new business plan is highly uncertain.

On February 13, 2002, the reorganized Debtor filed a notice of objection to the Funds claim due to duplication and an improper liquidated damages provision. The Fund disputed this and, as of July 26, 2002, agreement has been reached between the Fund and Debtor as to the amount of the Fund's claim, and the Debtor's objection to the Fund's claim was withdrawn.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

   (a)Documents filed as a part of this report

   1. Financial Statements
      Included in Part I of this report:
          Balance Sheets, September 30, 2002 and December 31, 2001.

          Statement of changes in partners' capital for the nine month period ended September 30, 2002.

          Statements of operations for the nine and three month periods ended September 30, 2002 and 2001.

          Statements of cash flows for the nine and three month periods ended September 30, 2002 and 2001.

          Notes to the Financial Statements

   2. Financial Statement Schedules

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (b)Report on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
November 7, 2002

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
             (Registrant)



             By: ATEL Financial Corporation
                 General Partner of Registrant




                                By:    /s/ DEAN L. CASH
                                     ---------------------
                                     Dean L. Cash
                                     President and Chief Executive Officer of
                                     General Partner




                                By:    /s/ PARITOSH K. CHOKSI
                                     --------------------------
                                     Paritosh K. Choksi
                                     Executive Vice President of
                                     Managing Member and Principal
                                     financial officer of registrant





             By:   /s/ DONALD E. CARPENTER
                 --------------------------
                 Donald E. Carpenter
                 Principal accounting officer of registrant

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATEL Cash Distribution Fund VI, LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 7, 2002



  /s/ PARITOSH K. CHOKSI
--------------------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATEL Cash Distribution Fund VI, LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 7, 2002



  /s/ DEAN L. CASH
--------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10Q of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:      November 7, 2002



  /s/ DEAN L. CASH
--------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10Q of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:      November 7, 2002



  /s/ PARITOSH K. CHOKSI
--------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant