Form 10-K
period 2002-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2003-03-31
CIK 927569

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      |X| Annual report pursuant to section 13 or 15(d) of the
                          Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2002
                                                                 OR
                      |_| Transition report pursuant to section 13 or 15(d) of
                          the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

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

        600 California Street, 6th Floor, San Francisco, California 94108
        -----------------------------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


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

     The Partnership's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, which ended December 31, 2002 and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

Narrative Description of Business

     The Partnership has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "Full Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It is the intention of ATEL that no more than 50% of the aggregate purchase price of equipment will be subject to "Operating" leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

     The Partnership only purchases equipment for which a lease exists or for which a lease will be entered into at the time of the purchase. During early 1997, the Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. As noted above, however, it intended to continue to invest any cash flow in excess of certain amounts required to be distributed to the Limited Partners in additional items of leased equipment through December 31, 2002.

     As of December 31, 2002, the Partnership had purchased equipment with a total acquisition price of $208,275,158.

     The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by ATEL, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by ATEL, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

     ATEL will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

     During 2002, 2001 and 2000, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                                2002    2001     2000
                                                                ----    ----     ----
Lessee                           Type of Equipment
Consolidated Rail Corporation    Locomotives & intermodal
                                 containers                      19%     13%      *
Burlington Northern Santa Fe     Locomotives & intermodal        13%      *       *
                                 containers
National Steel Corporation       Steel manufacturing             11%     12%      *
Daimler Chrysler Corporation     Automobile manufacturing         *      11%      *
Tarmac America                   Construction                     *      10%      *
NEC Electronics                  Semiconductor manufacturing      *       *      18%
*  Less than 10%

     The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of ATEL or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

     The business of the Partnership is not seasonal.

     The Partnership has no full time employees.

Equipment Leasing Activities

     Through December 31, 2002, the Partnership has disposed of certain leased assets as set forth below:

                              Original
                            Equipment Cost,                       Excess of
Type of                       Excluding                           Rents Over
Equipment                  Acquisition Fees     Sales Price       Expenses *
---------                   ----------------    -----------       ----------
Manufacturing                  $33,114,703        $ 7,932,410       $27,787,808
Office automation               14,183,796          1,684,934        13,987,245
Railcars and locomotives        29,384,533         25,033,594        11,499,911
Transportation                  12,850,836          4,955,590        11,726,144
Mining                           7,830,671          2,061,091         7,766,029
Materials handling               8,218,959          1,169,558         8,760,453
Construction                    10,570,013          3,791,076        10,469,071
Other                            2,151,474            404,813         1,746,679
Containers                       1,455,852            462,728         1,268,352
                           ----------------   ----------------  ----------------
                              $119,760,837        $47,495,794       $95,011,692
                           ================   ================  ================

* Includes only those expenses directly related to the production of the related rents.

     The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2002 and the industries to which the assets have been leased.

                                        Purchase Price Excluding  Percentage of Total
Asset Types                                 Acquisition Fees        Acquisitions
-----------                                 ----------------        ------------
Transportation, rail cars                      $39,275,195                  18.86%
Manufacturing                                   30,469,834                  14.63%
Transportation, other                           24,476,511                  11.75%
Materials handling                              24,043,881                  11.54%
Railroad locomotives                            22,353,332                  10.73%
Transportation, intermodal containers           21,694,688                  10.42%
Mining equipment                                18,557,225                   8.91%
Office automation                               13,824,024                   6.64%
Construction                                     9,259,221                   4.45%
Other                                            4,321,247                   2.07%
                                           ----------------        ----------------
                                              $208,275,158                 100.00%
                                           ================        ================

                                        Purchase Price Excluding  Percentage of Total
Industry of Lessee                          Acquisition Fees        Acquisitions
------------------                          ----------------        ------------
Transportation, rail                           $55,950,904                  26.86%
Electronics manufacturing                       29,030,626                  13.94%
Business services                               28,360,969                  13.62%
Mining                                          24,793,242                  11.90%
Transportation, other                           23,217,066                  11.15%
Manufacturing, other                            18,922,229                   9.09%
Oil and gas                                     16,535,633                   7.94%
Communications                                    5,282,291                  2.54%
Other                                             6,182,198                  2.96%
                                           ----------------        ----------------
                                              $208,275,158                 100.00%
                                           ================        ================

     For further information regarding the Partnership's equipment lease portfolio as of December 31, 2002, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

     The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

     No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership, but which do not represent claims against the Partnership or its assets.

Quaker Coal Company:

     On December 31, 1997, Quaker Coal Company (the Debtor), one of the Partnership's lessees, requested a moratorium on lease payments from January through March 1998. No lease payments were made by the lessee through June 1998, and as a result, the General Partner declared the lease in default. Subsequently, the lessee cured the outstanding payments and eventually satisfied substantially all lease payments due under the lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court"). On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The amounts of these damages have not been included in the financial statements included in Part II, Item 8 of this report.

     The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded upon securing the return of its equipment, which has been liquidated. The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The Debtor subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The General Partner believes the Court's decision is erroneous as a matter law, and has filed an appeal of the decision in the U.S. District Court of Appeals. (See discussion below).

     The Debtor filed a plan of reorganization, which was objected to by several large creditors, including the General Partner. These creditors were also seeking a formal role on the creditors committee or formation of their own committee.

     Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that another of the creditor's (i.e. American Electric Power's ("AEP")) Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnership has been assigned to a liquidating trustee for resolution and satisfaction from the Debtor's estate.

     In January 2002, the Partnership attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve has been set aside by the Debtor's liquidating trustee in the amount of $1.2 million in partial satisfaction of the Partnership's claim, although this claim amount remains in dispute. In January 2003, the Federal Appellate Court in San Francisco heard an appeal of the lower Court's decision. The results of that appellate decision was handed down in March of 2003 and was adverse to the Partnership's position. The Partnership is currently considering requesting a rehearing of that decision. The likelihood of recovery of amounts above the payment of the lease rent and the liquidation of the equipment already received remains speculative and highly uncertain.

Elkay Mining Company:

     On December 17, 1999, Elkay Mining Company, a subsidiary of The Pittston Company (the Guarantor), filed a suit for declaratory relief in response to a notice of event of default sent by the Partnership. The dispute surrounds the treatment by the lessee of a defect in the leased equipment, and the lessee's failure to notify the lessor of the defect in the equipment. All lease payments under that lease were made in a timely manner, and the equipment was returned and liquidated by the Partnership for $112,501, which is approximately 6% of the original equipment cost. The Partnership believes that it has suffered damages and loss as a result of actions of the lessee, in the amount of $773,402, which represents the difference in the proceeds netted from the sale of the equipment and the liquidated damages due under the lease.

     This matter has been litigated and the decision from the Court was adverse to the Partnership as to the very narrow issue of whether an Event of Default existed as declared by the Partnership (for the failure of the lessee to notify the Partnership of the material defect of in the equipment). Notwithstanding the adverse ruling, the Partnership has two additional bases for default: (i) the failure by the lessee to satisfy the maintenance and return conditions of the lease, and (ii) the relocation by the lessee of the equipment without the lessor's consent..

     The General Partner has filed a suit and for arbitration against the Guarantor in San Francisco, California, as mandated by the lease. The General Partner believes that it has a reasonable basis for prevailing with respect to this matter, and will aggressively assert its claims.

Applied Magnetics Corporation:

     In January 2000, Applied Magnetics Corporation (the Debtor) filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The
Partnership had assets with a total net book value of $5,113,290 leased to Applied Magnetics Corporation at the bankruptcy filing date. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and served as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Partnership's leased equipment, which proceeds resulted in the satisfaction of a portion of the non-recourse debt secured by the equipment. As of November 1, 2000, liquidation of the assets was completed.

     The Debtor filed a Plan of Reorganization (the "Plan"), which was approved by a vote of the creditors of the Debtor in October 2001. The Plan provided that the Debtor change its name to "Integrated Micro-Technology," and enter into a new line of business, the manufacture and production of "micro-machines." As part of the Plan, the Partnership, along with the other unsecured creditors, receives a proportionate share of their unsecured claims, in the form of ownership shares and warrants in the newly formed business.

     On February 13, 2002, the reorganized Debtor filed a notice of objection to the the Partnership's claim due to duplication and an improper liquidated damages provision. The Partnership disputed this and, as of July 26, 2002, agreement has been reached between the Partnership and Debtor as to the amount of the Partnerships claim, and the Debtor's objection to the Partnership's claim was withdrawn.

     The Partnership anticipates additional amounts may be recoverable through its equity interests in the reorganized Debtor's business, however, any recoveries above the amounts received upon liquidation of the Partnership's equipment are highly uncertain and speculative as the sucess of the Debtor's new business plan is highly uncertain.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

     The Units are transferable subject to restrictions on transfers that have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partner's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

     As of December 31, 2002, a total of 6,469 investors were record holders of Units in the Partnership.

ERISA Valuation

     In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, the General Partner estimated the value per Unit of the Partnership's assets as of September 30, 2002. The General Partner calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership's assets as of January 1, 2003. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on the General Partner's perception of market conditions and the types and amounts of the Partnership's assets. No independent valuation was sought.

     After calculating the aggregate estimated disposition proceeds, the General Partner then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2002, the value of the Partnership's assets, calculated on this basis, was approximately $3.91 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Dividends

     The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

     The rate for monthly distributions from 2002 operations was $0.0875 per Unit. The distributions were paid in February 2002 through December 2002 and in January 2003. For each quarterly distribution (paid in April, July and October 2002 and in January 2003) the rate was $0.2625 per Unit. Distributions were from 2002 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

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

The following table presents summarized information regarding distributions to Limited Partners:

                                             2002             2001             2000             1999             1998
                                             ----             ----             ----             ----             ----
Distributions of net income (loss)              $ (0.10)          $ 0.17           $ 0.76          $ (0.07)          $ 0.06
Return of investment                               1.15             0.88             0.30             1.11             0.94
                                        ---------------- ---------------- ---------------- ----------------- ---------------
Distributions per unit                             1.05             1.05             1.06             1.04             1.00
Differences due to timing of
   distributions                                      -                -            (0.01)            0.01                -
                                        ---------------- ---------------- ---------------- ----------------- ---------------
Nominal distribution rates from above            $ 1.05           $ 1.05           $ 1.05           $ 1.05           $ 1.00
                                        ================ ================ ================ ================= ===============


Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Partnership at December 31, 2002, 2001, 2000, 1999 and 1998 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

                                             2002             2001             2000             1999             1998
                                             ----             ----             ----             ----             ----
Gross revenues                              $13,735,916      $16,549,229      $27,796,597      $34,400,228      $36,149,061

Net income (loss)                          $ (1,148,403)     $ 2,838,363      $ 9,533,716       $ (906,676)       $ 710,923

Weighted average Units                       12,495,063       12,500,050       12,500,050       12,500,050       12,500,050

Net income (loss) allocated to
   Limited Partners                        $ (1,280,043)     $ 2,123,116      $ 9,438,379       $ (897,609)       $ 703,814

Net income (loss) per Unit, based on
   weighted average Units
   outstanding                                  $ (0.10)          $ 0.17           $ 0.76          $ (0.07)          $ 0.06

Distributions per Unit, based on
   weighted average Units
   outstanding                                   $ 1.05           $ 1.05           $ 1.06           $ 1.04           $ 1.00

Total Assets                                $34,625,398      $65,841,842      $79,350,099     $110,704,998     $140,096,180

Non-recourse Debt                           $ 4,853,239      $21,712,993      $28,971,912      $46,490,585      $65,164,309

Total Partners' Capital                     $23,607,548      $38,008,680      $48,537,398      $52,207,752      $66,322,437

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

     Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

     The Partnership participates with the General Partner and certain of its affiliates in a $55,645,837 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                              $    5,100,000
Amounts borrowed by affiliated partnerships and limited liability companies under the
   acquisition facility                                                                             23,900,000
                                                                                               -----------------
Total borrowings under the acquisition facility                                                     29,000,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility              -
                                                                                               -----------------
Total outstanding balance                                                                       $  29,000,000
                                                                                               =================

Total available under the line of credit                                                        $  55,645,837
Total outstanding balance                                                                          (29,000,000)
                                                                                               -----------------
Remaining availability                                                                          $  26,645,837
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

     As of December 31, 2002, cash balances consisted of working capital and amounts reserved for distributions in January 2003, generated from operations in 2002.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. ATEL envisions no such requirements for operating purposes.

     During  the  term  of  the   Partnership,   the  Partnership  had  borrowed
$100,521,405 of non-recourse debt. As of December 31, 2002, the remaining unpaid balance as of that date was $4,853,239.

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

     See Note 4 to the financial statements,  Non-recourse debt, as set forth in
Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.

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

Cash Flows

2002 vs. 2001:

     In 2002, the Partnership's primary source of cash was proceeds from the sales of lease assets. In 2001, the Partnership's primary source of cash was the rents from operating leases. Cash flows from operations decreased from $8,719,200 in 2001 to $7,228,660 in 2002, a decrease of $1,490,540. The decrease resulted from decreased operating lease rents.

     In 2002 and 2001, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. Proceeds from asset sales increased from $2,511,046 in 2001 to $18,588,007 in 2002. Proceeds from sales of lease assets are not expected to be consistent from one year to another. The cash flows from direct financing leases decreased from $259,277 in 2001 to $45,586 in 2002.

     In 2002 and 2001, the only source of cash from financing activities was borrowings under the line of credit. Repayments of non-recourse debt increased from $3,863,254 in 2001 to $13,048,829 in 2002 as a result of scheduled debt payments. Scheduled repayments in 2002 were $5,743,147. An additional $7,305,683 was repaid with a portion of the proceeds from the sales of leased assets. The notes repaid ahead of time had been used to finance a portion of the assets that were sold in 2002.

2001 vs. 2000:

     In 2001 and 2000, the Partnership's primary source of cash was the rents from operating leases. Cash flows from operations decreased from $15,929,861 in 2000 to $8,719,200 in 2001, a decrease of $7,210,661. The decrease resulted from decreased operating lease rents.

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

2002 vs. 2001:

     Revenues in 2002 decreased to $13,735,916 compared to $16,549,229 in 2001. Most of the Partnership's revenues are generated from operating leases. These rents have decreased as a result of 2001 and 2002 asset sales and lower lease rates on lease renewals.

     Depreciation and interest are the most significant ongoing Partnership expenses. Depreciation expense is directly related to the Partnership's investment in operating leases and is, therefore, also directly related to the revenues generated by those assets. The 2001 and 2002 sales that led to 2002 revenue decreases also gave rise to the decrease in depreciation expense from $8,401,319 in 2001 to $6,422,385 in 2002.

     Interest expense has decreased as a result of lower average debt balances in 2002 compared to 2001.

     Equipment management fees are related to lease revenues. In 2002, revenues decreased as noted above and, as a result, the management fees also decreased from $771,498 in 2001 to $695,721 in 2002, a decrease of $75,777.

     Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleets of jumbo covered hopper cars had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets command currently. Management have recorded a provision for the decline in value of those assets in the amount of $4,636,923 for the year ended December 31, 2002.

2001 vs. 2000:

     Revenues in 2001 decreased to $16,549,229 compared to $27,796,597 in 2000. Most of the Partnership's revenues are generated from operating leases. These rents have decreased as a result of 2000 and 2001 asset sales.

     Depreciation and interest are the most significant ongoing Partnership expenses. Depreciation expense is directly related to the Partnership's investment in operating leases and is, therefore, also directly related to the revenues generated by those assets. The 2000 and 2001 sales that led to 2001 revenue decreases also gave rise to the decrease in depreciation expense from $15,540,231 in 2000 to $8,401,319 in 2001.

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

Recent Accounting Pronouncement

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position and results of operations.

Internal Controls

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Critical Accounting Policies

     The policies discussed below are considered by management of the Partnership to be critical to an understanding of the Partnership's financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Partnership also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Asset Valuation:

     Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.


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

     In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 2002, there was $5,100,000 outstanding on the floating rate line of credit and the effective interest rates of the borrowings ranged from 3.29% to 4.25%.

     To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 2002, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 25.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Cash Distribution Fund VI, L.P.

     We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. (Partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
February 7, 2003

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                     ASSETS

                                                    2002             2001
                                                    ----             ----
Cash and cash equivalents                            $ 861,707        $ 701,012

Accounts receivable, net of allowance for
   doubtful accounts of $460,000 in 2002
   and $861,254 in 2001                              4,572,615        7,200,988

Investments in equipment and leases                 29,191,076       57,939,842
                                               ---------------- ----------------
Total assets                                       $34,625,398      $65,841,842
                                               ================ ================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                  $ 4,853,239      $21,712,993

Line of credit                                       5,100,000        4,500,000

Accounts payable and accruals:
   General Partner                                      29,145          208,687
   Other                                               570,779          585,993

Accrued interest payable                               395,555          762,476

Unearned lease income                                   69,132           63,013
                                               ---------------- ----------------
                                                    11,017,850       27,833,162

Partners' capital:
     General Partner                                         -                -
     Limited Partners                               23,607,548       38,008,680
                                               ---------------- ----------------
Total partners' capital                             23,607,548       38,008,680
                                               ---------------- ----------------
Total liabilities and partners' capital            $34,625,398      $65,841,842
                                               ================ ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                               2002             2001             2000
                                                                               ----             ----             ----
Revenues:
Leasing activities:
   Operating leases                                                           $11,837,377      $16,849,677      $23,443,137
   Direct financing leases                                                        383,338          197,224           86,858
   Gain (loss) on sales of assets                                               1,439,127         (559,525)       4,039,545
Interest income                                                                     7,432           50,520          196,627
Other                                                                              68,642           11,333           30,430
                                                                          ---------------- ---------------- ----------------
                                                                               13,735,916       16,549,229       27,796,597

Expenses:
Depreciation and amortization                                                   6,917,377        8,641,204       16,127,857
Provision for losses and impairments                                            4,636,923                -                -
Interest                                                                        1,364,442        2,217,411        3,151,691
Cost reimbursements to General Partner                                            789,052          866,915          508,653
Other                                                                             466,389          479,274          305,541
Equipment and incentive management fees to affiliates                             695,721          771,498          963,332
Provision for (recovery of) doubtful accounts                                    (401,254)         276,067                -
Railcar maintenance                                                               296,946          337,429          444,768
Professional fees                                                                 118,723          121,068           81,813
                                                                          ---------------- ---------------- ----------------
                                                                               14,884,319       13,710,866       21,583,655
                                                                          ---------------- ---------------------------------
Income (loss) before extraordinary item                                        (1,148,403)       2,838,363        6,212,942
Extraordinary gain on early extinguishment of debt                                      -                -        3,320,774
                                                                          ---------------- ---------------- ----------------
Net income (loss)                                                            $ (1,148,403)     $ 2,838,363      $ 9,533,716
                                                                          ================ ================ ================

Net income (loss):
   General Partner                                                              $ 131,640        $ 715,247         $ 95,337
   Limited Partners                                                            (1,280,043)       2,123,116        9,438,379
                                                                          ---------------- ---------------- ----------------
                                                                             $ (1,148,403)     $ 2,838,363      $ 9,533,716
                                                                          ================ ================ ================

Income (loss) before extraordinary item per Limited Partnership
   unit                                                                           $ (0.10)          $ 0.17           $ 0.50
Extraordinary gain on early extinguishment of debt
   per Limited Partnership unit                                                         -                -             0.26
                                                                          ---------------- ---------------- ----------------
Net income (loss) per Limited Partnership unit                                    $ (0.10)          $ 0.17           $ 0.76
                                                                          ================ ================ ================


Weighted average number of units outstanding                                   12,495,063       12,500,050       12,500,050



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                         Limited Partners      General
                                                              Units           Amount           Partner          Total
Balance December 31, 1999                                     12,500,050      $52,775,696       $ (567,944)     $52,207,752
Distributions to limited partners ($1.06 per Unit)                            (13,204,070)               -      (13,204,070)
Net income                                                                      9,438,379           95,337        9,533,716
                                                         ---------------- ---------------- ---------------- ----------------
Balance December 31, 2000                                     12,500,050       49,010,005         (472,607)      48,537,398
Distributions to limited partners ($1.05 per Unit)                            (13,124,441)               -      (13,124,441)
Distributions to General Partner                                                        -         (242,640)        (242,640)
Net income                                                                      2,123,116          715,247        2,838,363
                                                         ---------------- ---------------- ---------------- ----------------
Balance December 31, 2001                                     12,500,050       38,008,680                -       38,008,680
Distributions to limited partners ($1.05 per Unit)                            (13,117,182)               -      (13,117,182)
Distributions to General Partner                                                        -         (131,640)        (131,640)
Limited partnership units repurchased                             (9,974)          (3,907)               -           (3,907)
Net income (loss)                                                              (1,280,043)         131,640       (1,148,403)
                                                         ---------------- ---------------- ---------------- ----------------
Balance December 31, 2002                                     12,490,076      $23,607,548              $ -      $23,607,548
                                                         ================ ================ ================ ================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                               2002             2001             2000
                                                                               ----             ----             ----
Operating activities:
Net income (loss)                                                            $ (1,148,403)     $ 2,838,363      $ 9,533,716
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                              6,917,377        8,641,204       16,127,857
     Provision for losses and impairments                                       4,636,923                -                -
     Provision for (recovery of ) doubtful accounts                              (401,254)         276,067                -
     (Gain) loss on sales of assets                                            (1,439,127)         559,525       (4,039,545)
     Extraordinary gain on early extinguishment of debt                                 -                -       (3,320,774)
     Changes in operating assets and liabilities:
         Accounts receivable                                                   (1,770,373)      (4,785,126)      (2,329,866)
         Accounts payable, General Partner                                       (179,542)         (55,708)        (812,362)
         Accounts payable, other                                                  (15,214)         254,608         (262,477)
         Accrued interest payable                                                 622,154        1,064,450        1,325,602
         Unearned lease income                                                      6,119          (74,183)        (292,290)
                                                                          ---------------- ---------------- ----------------
Net cash provided by operating activities                                       7,228,660        8,719,200       15,929,861
                                                                          ---------------- ---------------- ----------------

Investing activities:
Proceeds from sales of assets                                                  18,588,007        2,511,046       18,083,829
Reduction of net investment in direct financing leases                             45,586          259,277          269,437
Purchases of equipment on operating leases                                              -           (5,452)               -
                                                                          ---------------- ---------------- ----------------
Net cash provided by investing activities                                      18,633,593        2,764,871       18,353,266
                                                                          ---------------- ---------------- ----------------

Financing activities:
Repayments of non-recourse debt                                               (13,048,829)      (3,863,254)     (11,172,244)
Distributions to Limited Partners                                             (13,117,182)     (13,124,441)     (13,204,070)
Repayments of borrowings under line of credit                                  (6,000,000)      (1,000,000)      (8,350,000)
Repurchase of limited partnership units                                            (3,907)               -                -
Borrowings under line of credit                                                 6,600,000        5,500,000                -
Distributions to General Partner                                                 (131,640)        (242,640)               -
                                                                          ---------------- ---------------- ----------------
Net cash used in financing activities                                         (25,701,558)     (12,730,335)     (32,726,314)
                                                                          ---------------- ---------------- ----------------

Net increase (decrease) in cash and cash equivalents                              160,695       (1,246,264)       1,556,813
Cash and cash equivalents at beginning of year                                    701,012        1,947,276          390,463
                                                                          ---------------- ---------------- ----------------
Cash and cash equivalents at end of year                                        $ 861,707        $ 701,012      $ 1,947,276
                                                                          ================ ================ ================


                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                               2002             2001             2000
                                                                               ----             ----             ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                          $ 742,288      $ 1,152,961      $ 1,826,089
                                                                          ================ ================ ================

Schedule of non-cash transactions:

Offset of accounts receivable and debt service per lease and debt agreement:
Accrued interest payable                                                       $ (989,075)    $ (1,404,335)    $ (1,774,345)
Non-recourse debt                                                              (3,810,925)      (3,395,665)      (3,025,655)
                                                                          ---------------- ---------------- ----------------
Accounts receivable                                                          $ (4,800,000)    $ (4,800,000)    $ (4,800,000)
                                                                          ================ ================= ===============

Extraordinary gain on early extinguishment of debt                                    $ -              $ -      $ 3,320,774
                                                                          ================ ================= ===============




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


1.  Organization and Partnership matters:

     ATEL Cash Distribution Fund VI, L.P. (the Partnership) was formed under the laws of the state of California on June 29, 1994 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States.

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

     The Partnership's business consists of leasing various types of equipment. As of December 31, 2002, the original terms of the leases ranged from one month to twenty years.

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

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

Income taxes:

     The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

     The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                   2002             2001
                                                   ----             ----
Financial statement basis of net assets           $23,607,548      $38,008,680
Tax basis of net assets                            15,390,267        6,482,117
                                              ---------------- ----------------
Difference                                        $ 8,217,281      $31,526,563
                                              ================ ================

     The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

     The following reconciles the net income reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                                               2002             2001             2000
                                                                               ----             ----             ----
Net income (loss) per financial statements                                   $ (1,148,403)     $ 2,838,363      $ 9,533,716
Adjustment to depreciation expense                                              2,227,441          429,207         (701,135)
Other adjustments to revenues and expenses                                     16,402,696          811,895        6,359,698
Provision for losses                                                            4,636,923                -                -
Provision for doubtful accounts                                                  (401,254)         276,067                -
                                                                          ---------------- ---------------- ----------------
Net income per federal tax return                                             $21,717,403      $ 4,355,532      $15,192,279
                                                                          ================ ================ ================

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Credit risk:

     Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2002, 2001 and 2000.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

Basis of presentation:

     The accompanying financial statements as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Asset valuation:

     Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Recent accounting pronouncement:

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position and results of operations.

Initial direct costs:

     The Partnership capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized over a five year period using a straight line method.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

Accounts receivable:

     Accounts receivable represent the amounts billed under lease contracts and currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts.


3.  Investments in equipment and leases:

     The Partnership's investments in equipment and leases consist of the following:

                                                                           Depreciation
                                                                            Expense or        Reclass-
                                                         December 31,      Amortization     ifications or  December 31,
                                                              2001           of Leases      Dispositions         2002
                                                              ----           ---------      ------------         ----
Net investment in operating leases                           $55,447,510    $ (6,422,385)    $ (22,653,790)     $26,371,335
Net investment in direct financing leases                        921,543         (45,586)         3,233,011       4,108,968
Assets held for sale or lease                                  1,134,490               -          2,271,899       3,406,389
Residual value interests                                          34,159               -                  -          34,159
Reserve for losses and impairments                              (188,009)     (4,636,923)                 -      (4,824,932)
Initial direct costs, net of accumulated amortization
   of $798,164 in 2002 and $1,535,327 in 2001                    590,149         (494,992)                -          95,157
                                                         ---------------- ---------------- ---------------- ----------------
                                                             $57,939,842    $ (11,599,886)   $ (17,148,880)     $29,191,076
                                                         ================ ================ ================ ================

     Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleets of jumbo covered hopper cars had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management have recorded a provision for the decline in value of those assets in the amount of $4,636,923 for the year ended December 31, 2002.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                                   Reclass-
                               December 31,                      ifications or    December 31,
                                   2001           Additions      Dispositions         2002
                                   ----           ---------      ------------         ----
Transportation                    $82,924,093              $ -    $ (33,531,062)     $49,393,031
Construction                       19,955,096                -       (8,228,090)      11,727,006
Materials handling                 10,062,364                -       (1,744,661)       8,317,703
Office automation                   1,503,725                -         (204,888)       1,298,837
Miscellaneous                       1,042,203                -         (282,336)         759,867
Manufacturing                         288,768                -         (210,284)          78,484
                              ---------------- ---------------- ---------------- ----------------
                                  115,776,249                -      (44,201,321)      71,574,928
Less accumulated depreciation     (60,328,739)      (6,422,385)      21,547,531      (45,203,593)
                              ---------------- ---------------- ---------------- ----------------
                                  $55,447,510     $ (6,422,385)   $ (22,653,790)     $26,371,335
                              ================ ================ ================ ================

Direct financing leases:

     As of December 31, 2002 and 2001, investment in direct financing leases consists of railroad tank cars and various office automation equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2002 and 2001:

                                                                 2002             2001
                                                                 ----             ----
Total minimum lease payments receivable                         $ 5,349,330      $ 1,015,735
Estimated residual values of leased equipment (unguaranteed)        183,782          200,683
                                                            ---------------- ----------------
Investment in direct financing leases                             5,533,112        1,216,418
Less unearned income                                             (1,424,144)        (294,875)
                                                            ---------------- ----------------
Net investment in direct financing leases                       $ 4,108,968        $ 921,543
                                                            ================ ================

     All of the property on leases was acquired in 1997, 1996 and 1995.

     At December 31, 2002, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                            Direct
          Year ending     Operating        Financing
         December 31,      Leases           Leases            Total
         ------------      ------           ------            -----
                  2003     $ 7,510,711      $ 1,133,227       $8,643,938
                  2004       1,841,675        3,919,823        5,761,498
                  2005       1,517,116           98,760        1,615,876
                  2006         356,101           98,760          454,861
                  2007               -           98,760           98,760
                       ---------------- ---------------- ----------------
                           $11,225,603       $5,349,330      $16,574,933
                       ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


3.  Investments in equipment and leases (continued):

Reserves for losses and impairments and allowance for doubtful accounts:

     Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                             Reserve for     Allowance for
                                             losses and        doubtful
                                             impairments       accounts
            Balance December 31,1999           $ 5,898,376        $ 282,992
            Reclassifications                     (302,195)         302,195
            Charge offs                         (5,304,276)               -
                                           ---------------- ----------------
            Balance December 31, 2000              291,905          585,187
            Provision                                    -          276,067
            Charge offs                           (103,896)               -
                                           ---------------- ----------------
            Balance December 31, 2001              188,009          861,254
            Recoveries                                   -         (401,254)
            Provision                            4,636,923                -
                                           ---------------- ----------------
            Balance December 31, 2002          $ 4,824,932        $ 460,000
                                           ================ ================


4.  Non-recourse debt:

     At December 31, 2002, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at fixed rates from 8.37% to 12.22%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2002, the carrying value of the pledged assets is $4,044,988. The notes mature from 2003 through 2007.

     Future minimum payments of non-recourse debt are as follows:

           Year ending
          December 31,     Principal        Interest           Total
                   2003     $ 4,482,977        $ 560,641      $ 5,043,618
                   2004         109,054           26,870          135,924
                   2005          79,916           18,844           98,760
                   2006          86,868           11,892           98,760
                   2007          94,424            4,336           98,760
                        ---------------- ---------------- ----------------
                            $ 4,853,239        $ 622,583      $ 5,475,822
                        ================ ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


5.  Related party transactions:

     The terms of the Limited Partnership Agreement provide that ATEL and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

     The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

     Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by ATEL Financial Services LLC.

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

     ATEL  and/or  affiliates  earned  fees,   commissions  and  reimbursements,
pursuant to the Limited Partnership Agreement as follows during 2002, 2001 and 2000:

                                                                   2002             2001             2000
                                                                   ----             ----             ----
Cost reimbursements to ATEL                                         $ 789,052        $ 866,915        $ 508,653

Incentive    management   fees   (computed   as   3.25%   of
distributions  of cash from  operations,  as  defined in the
Limited Partnership Agreement) and equipment management fees
(computed as 3.5% of gross revenues from  operating  leases, as defined in the Limited  Partnership  Agreement plus 2% of gross  revenues from full payout  leases,  as defined in the
Limited Partnership Agreement)                                        695,721          771,498          963,332

                                                              ---------------- ---------------------------------
                                                                  $ 1,484,773      $ 1,638,413      $ 1,471,985
                                                              ================ ================ ===============

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


6.  Partners' capital:

     As of December 31, 2002, 12,490,076 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. As of December 31, 2001, 12,500,050 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Partnership's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Partnership is authorized to issue up to 12,500,000 Units, in addition to those issued to the Initial Limited Partners.

     As defined in the Limited Partnership Agreement, the Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to the General Partner. In accordance with the terms of the of Limited Partnership Agreement, additional allocations of income were made to the General Partner in 2002 and 2001. The amounts allocated were determined to bring the General Partner's ending capital account balance to zero.

     As defined in the Limited Partnership Agreement, available Cash from Operations and Cash from Sales and Refinancing are to be distributed as follows:

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

     As of December 31, 2002, 2001 and 2000 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                  2002             2001             2000
                                  ----             ----             ----
 Rail transportation               44%              33%             31%
 Other manufacturing               21%              30%             33%
 Municipalities                    15%              13%              *
 Other transportation services     13%               *               *
 * Less than 10%.

     During 2002, three customer comprised 19%, 13% and 11% of the Partnership's revenues from leases. During 2001, four customer comprised 13%, 12%, 11% and 10% of the Partnership's revenues from leases. During 2000, one customer comprised 18% of the Partnership's revenues from leases.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


8.  Lines of credit:

     The Partnership participates with the General Partner and certain of its affiliates in a $55,645,837 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                               $    5,100,000
Amounts borrowed by affiliated partnerships and limited liability companies under the
   acquisition facility                                                                              23,900,000
                                                                                               -----------------
Total borrowings under the acquisition facility                                                      29,000,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility               -
                                                                                               -----------------
Total outstanding balance                                                                         $  29,000,000
                                                                                               =================

Total available under the line of credit                                                          $  55,645,837
Total outstanding balance                                                                           (29,000,000)
                                                                                               -----------------
Remaining availability                                                                            $  26,645,837
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

     The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2002. The effective interest rate on borrowings at December 31, 2002 ranged from 3.29% to 4.25%.

9.  Fair value of financial instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

     The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

     The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2002 is $5,241,781.

Line of credit:

     The carrying amounts of the Partnership's variable interest rate lines of credit approximate fair value.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


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


11.  Selected quarterly data (unaudited):

                                                            March 31,        June 30,       September 30,    December 31,
Quarter ended                                                 2001             2001             2001             2001
                                                              ----             ----             ----             ----

Total revenues                                               $ 4,545,246      $ 4,293,732      $ 4,227,191      $ 3,483,060
Net Income (loss)                                              $ 864,277        $ 641,303        $ 986,877        $ 345,906
Net income (loss) per limited partnership unit                    $ 0.07           $ 0.03           $ 0.08          $ (0.01)

                                                            March 31,        June 30,       September 30,    December 31,
Quarter ended                                                 2002             2002             2002             2002
                                                              ----             ----             ----             ----

Total revenues                                               $ 3,029,272      $ 3,547,202      $ 4,387,980      $ 2,771,462
Net Income (loss)                                              $ (26,444)       $ 696,381      $ 1,494,292     $ (3,312,632)
Net income (loss) per limited partnership unit                       $ -           $ 0.05           $ 0.12          $ (0.27)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

None.


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

     Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of AFS.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash              Chairman of the Board of Directors of ACG, AFS, ALC,
                              AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi        Director, Executive Vice President, Chief Operating
                              Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter       Vice President and Controller of ACG, AFS, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais           Senior Vice President, Secretary and General Counsel
                              for ACG, AFS, ALC, AIS and AEC

     Dean L. Cash, age 52, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

     Paritosh K. Choksi, age 49, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

     Donald E. Carpenter, age 54, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

     Vasco H. Morais, age 44, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


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

     See notes to the Financial Statements included at Part II, Item 8 of this report for amounts paid.

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

     See notes to the Financial Statements included at Part II, Item 8 of this report for amounts paid.

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

General Partner's Interest in Operating Proceeds

     Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to ATEL. In accordance with the terms of the of Limited Partnership Agreement, additional allocations of income were made to the General Partner in 2002 and 2001. The amounts allocated was determined so as to bring the General Partner's ending capital account balance to zero at the end of each year. See financial statements included in Part II, Item 8 of this report for amounts allocated to ATEL in 2002, 2001 and 2000.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

Security Ownership of Certain Beneficial Owners

     At December 31, 2002 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

     The shareholders of ATEL are beneficial owners of Limited Partnership Units as follows:

 (1)                                          (2)                               (3)                              (4)
                                              Name and Address of               Amount and Nature of           Percent
     Title of Class                             Beneficial Owner                Beneficial Ownership           of Class
     --------------                             ----------------                --------------------           --------

Limited Partnership Units                 A. J. Batt                       Initial Limited Partner Units       0.0002%
                                        600 California Street, 6th Floor  25 Units ($250)
                                            San Francisco, CA 94108               (owned by wife)

Limited Partnership Units                  Dean Cash                       Initial Limited Partner Units       0.0002%
                                        600 California Street, 6th Floor  25 Units ($250)
                                            San Francisco, CA 94108               (owned by wife)

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

Item 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

       (a)Financial Statements and Schedules
       1. Financial Statements
          Included in Part II of this report:

          Report of Independent Auditors
          Balance Sheets at December 31, 2002 and 2001
          Statements of Operations for the years ended December 31, 2002, 2001 and 2000 Statements of Changes in Partners' Capital for the years ended December 31, 2002, 2001 and 2000 Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 Notes to Financial Statements

       2. Financial Statement Schedules
          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       (b)Reports on Form 8-K for the fourth quarter of 2002
          None

       (c)Exhibits
          (3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1994 (File No. 33-81952).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          Date:           3/26/03

                             ATEL Cash Distribution Fund VI, L.P.
                        (Registrant)


         By:             ATEL Financial Services, LLC,
                         General Partner of Registrant



                   By:  /s/ Dean Cash
                       --------------------------------------------------
                       Dean Cash,
                       President and Chief Executive Officer of
                       ATEL Financial Services, LLC (General
                       Partner)




                   By: /s/ Paritosh K. Choksi
                       --------------------------------------------------
                       Paritosh K. Choksi,
                       Executive Vice President of ATEL
                       Financial Services, LLC (General Partner)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.



 SIGNATURE                 CAPACITIES                                     DATE



      /s/ Dean Cash      President, Chairman and Chief                   3/26/03
------------------------- Executive Officer of ATEL
        Dean Cash         Financial Services, LLC




 /s/ Paritosh K. Choksi  Executive Vice President                        3/26/03
------------------------- and director of ATEL Financial
   Paritosh K. Choksi     Services LLC, Principal financial
                          officer of registrant; principal
                          financial officer and director of ATEL
                          Financial Services, LLC




 /s/ Donald E. Carpenter Principal accounting officer of                 3/26/03
------------------------- registrant; principal accounting officer
   Donald E. Carpenter    of ATEL Financial Services, LLC





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

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund VI, LP;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:         3/26/03

/s/ Paritosh K. Choksi
---------------------------------------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund VI, LP;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:         3/26/03

 /s/ Dean Cash
---------------------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:         3/26/03



 /s/ Dean Cash
----------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:         3/26/03



/s/ Paritosh K. Choksi
----------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant