Form 10-Q
period 2003-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2003-05-15
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 2003

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

     600 California Street, 6th Floor, San Francisco, California 94108-2733
                    (Address of principal executive offices)

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

The number of Limited Partnership Units outstanding as of March 31, 2003 was 12,490,076

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                                             2003              2002
                                                                             ----              ----
Cash and cash equivalents                                                   $ 1,184,870         $ 861,707

Accounts receivable, net of allowance for doubtful accounts of $280,000
   in 2003 and $861,254 in 2002                                                 855,760         4,572,615

Investments in leases                                                        27,709,436        29,191,076
                                                                       ----------------- -----------------
Total assets                                                               $ 29,750,066      $ 34,625,398
                                                                       ================= =================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                             $ 518,107       $ 4,853,239

Lines of credit                                                               4,600,000         5,100,000

Accounts payable:
   General Partner                                                              163,752            29,145
   Other                                                                        848,388           570,779

Accrued interest payable                                                          3,113           395,555

Unearned operating lease income                                                 211,801            69,132
                                                                       ----------------- -----------------
Total liabilities                                                             6,345,161        11,017,850
Partners' capital:
     General Partner                                                                  -                 -
     Limited Partners                                                        23,404,905        23,607,548
                                                                       ----------------- -----------------
Total partners' capital                                                      23,404,905        23,607,548
                                                                       ----------------- -----------------
Total liabilities and partners' capital                                    $ 29,750,066      $ 34,625,398
                                                                       ================= =================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


Revenues:                                                        2003              2002
                                                                 ----              ----
   Leasing activities:
      Operating leases                                          $ 2,436,898       $ 3,255,804
      Direct financing leases                                       212,663            53,906
      Loss on sales of assets                                       (71,983)         (283,280)
Interest                                                              1,066             1,948
Other                                                                13,830               894
                                                           ----------------- -----------------
                                                                  2,592,474         3,029,272
Expenses:
Depreciation and amortization                                       996,538         1,782,960
Equipment and incentive management fees to General Partner          184,564           311,165
Interest expense                                                    183,128           515,222
Cost reimbursements to General Partner                              171,747           218,529
Professional fees                                                    25,160            59,891
Recovery of doubtful accounts                                      (367,099)                -
Other                                                               190,561           167,949
                                                           ----------------- -----------------
                                                                  1,384,599         3,055,716
                                                           ----------------- -----------------
Net income (loss):                                              $ 1,207,875         $ (26,444)
                                                           ================= =================

Net income (loss):
   General Partner                                                 $ 46,866          $ 33,017
   Limited Partners                                               1,161,009           (59,461)
                                                           ----------------- -----------------
                                                                $ 1,207,875         $ (26,444)
                                                           ================= =================

Net income (loss) per Limited Partnership Unit                      $ 0.093          $ (0.005)
Weighted average number of Units outstanding                     12,490,076        12,500,050


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 2003
                                   (Unaudited)


                                             Limited Partners       General
                                Units              Amount           Partner            Total
Balance December 31, 2002        12,490,076       $ 23,607,548          $      -      $ 23,607,548
Distributions to partners                 -         (1,363,652)          (46,866)       (1,410,518)
Net income                                -          1,161,009            46,866         1,207,875
                           -----------------  ----------------- ----------------- -----------------
Balance March 31, 2003           12,490,076       $ 23,404,905          $      -      $ 23,404,905
                           =================  ================= ================= =================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


Operating activities:                                                             2003              2002
                                                                                  ----              ----
Net income (loss):                                                               $ 1,207,875         $ (26,444)
Adjustment to reconcile net income (loss) to cash provided by operating activities;
   Depreciation and amortization                                                     996,538         1,782,960
   Loss on sales of assets                                                            71,983           283,280
   Recovery of doubtful accounts                                                    (367,099)                -
   Changes in operating assets and liabilities:
      Accounts receivable                                                           (716,046)         (262,269)
      Accounts payable, General Partner                                              134,607            75,477
      Accounts payable, other                                                        277,609          (128,111)
      Accrued interest payable                                                       130,592           244,547
      Unearned lease income                                                          142,669            50,477
                                                                            ----------------- -----------------
Net cash provided by operations                                                    1,878,728         2,019,917
                                                                            ----------------- -----------------

Investing activities:
Proceeds from sales of assets                                                        102,124           362,449
Reduction of net investment in direct financing leases                               310,995            55,841
                                                                            ----------------- -----------------
Net cash provided by investing activities                                            413,119           418,290
                                                                            ----------------- -----------------

Financing activities:
Distributions to partners                                                         (1,410,518)       (3,314,186)
Repayments of non-recourse debt                                                      (58,166)         (843,222)
Repayments of borrowings under line of credit                                       (500,000)                -
Borrowings under line of credit                                                            -         2,000,000
                                                                            ----------------- -----------------
Net cash used in financing activities                                             (1,968,684)       (2,157,408)
                                                                            ----------------- -----------------

Net increase (decrease) in cash and cash equivalents                                 323,163          (280,799)

Cash and cash equivalents at beginning of period                                     861,707           701,012
                                                                            ----------------- -----------------
Cash and cash equivalents at end of period                                       $ 1,184,870         $ 981,811
                                                                            ================= =================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                            $ 52,536         $ 270,675
                                                                            ================= =================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service per lease and debt agreement:
Accrued interest payable                                                          $ (523,034)       $ (989,075)
Non-recourse debt                                                                 (4,276,966)       (3,810,925)
                                                                            ----------------- -----------------
Accounts receivable                                                              $(4,800,000)      $(4,800,000)
                                                                            ================= =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partners, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.


2.  Organization and partnership matters:

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

ATEL Financial Services, LLC, an affiliated entity, acts as the General Partner of the Partnership.


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                                 Depreciation
                                                                Balance          Expense and        Reclassi-          Balance
                                                              December 31,       Amortization     fications and       March 31,
                                                                  2002            of Leases        Dispositions          2003
                                                                  ----            ---------      - -------------         ----
Net investment in operating leases                              $ 26,371,335         $ (985,046)      $(3,126,107)     $ 22,260,182
Net investment in direct financing leases                          4,108,968           (310,995)           (4,650)        3,793,323
Assets held for sale or lease                                      3,406,389                  -        (1,868,282)        1,538,107
Residual interests                                                    34,159                  -                 -            34,159
Reserve for losses                                                (4,824,932)                 -         4,824,932                 -
Initial direct costs, net of accumulated amortization
   of $694,219 in 2003 and $798,164 in 2002                           95,157            (11,492)                -            83,665
                                                            -----------------  ----------------- ----------------- -----------------
                                                                $ 29,191,076        $(1,307,533)       $ (174,107)     $ 27,709,436
                                                            =================  ================= ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                  Balance                             Reclassi-          Balance
                                December 31,       Depreciation     fications and       March 31,
                                    2002             Expense         Dispositions          2003
                                    ----             -------       - -------------         ----
Transportation                    $ 49,393,031         $        -         $ 164,326      $ 49,557,357
Construction                        11,727,006                  -                 -        11,727,006
Materials handling                   8,317,703                  -        (1,014,540)        7,303,163
Office automation                    1,298,837                  -          (469,923)          828,914
Other                                  759,867                  -          (397,251)          362,616
Manufacturing                           78,484                  -                 -            78,484
                              -----------------  ----------------- ----------------- -----------------
                                    71,574,928                  -        (1,717,388)       69,857,540
Less accumulated depreciation      (45,203,593)          (985,046)       (1,408,719)      (47,597,358)
                              -----------------  ----------------- ----------------- -----------------
                                  $ 26,371,335         $ (985,046)      $(3,126,107)     $ 22,260,182
                              =================  ================= ================= =================

All of the property on leases was acquired in 1995, 1996 and 1997.

At March 31, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                              Direct
                                         Operating          Financing
                                           Leases             Leases            Total
Nine months ending December 31, 2003       $ 2,143,637          $ 609,569       $ 2,753,206
       Year ending December 31, 2004         1,928,336          3,919,823         5,848,159
                                2005         1,507,444             98,760         1,606,204
                                2006           353,853             98,760           452,613
                                2007                 -             98,760            98,760
                                      -----------------  ----------------- -----------------
                                           $ 5,933,270        $ 4,825,672      $ 10,758,942
                                      =================  ================= =================

Direct financing leases:

As of March 31, 2003, investment in direct financing leases consists of railroad locomotives and ground support equipment. The following lists the components of the Company's investment in direct financing leases as of March 31, 2003:

Total minimum lease payments receivable                             $ 4,825,672
Estimated residual values of leased equipment (unguaranteed)            179,132
                                                               -----------------
Investment in direct financing leases                                 5,004,804
Less unearned income                                                 (1,211,481)
                                                               -----------------
Net investment in direct financing leases                           $ 3,793,323
                                                               =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.37% to 12.22%.

Future minimum principal payments of non-recourse debt are as follows:

                                         Principal           Interest           Total
Nine months ending December 31, 2003         $ 147,844           $ 26,594         $ 174,438
       Year ending December 31, 2004           109,054             26,870           135,924
                                2005            79,916             18,844            98,760
                                2006            86,868             11,892            98,760
                                2007            94,425              4,336            98,761
                                      -----------------  ----------------- -----------------
                                             $ 518,107           $ 88,536         $ 606,643
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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


5.  Related party transactions (continued):

During the three month periods ended March 31, 2003 and 2002, the General Partner and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                                                      2003              2002
                                                                                      ----              ----
Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees  (computed as 5% of gross revenues from  operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement)                        $ 184,564         $ 311,165

Costs reimbursed to General Partner                                                      171,747           218,529
                                                                                ----------------- -----------------
                                                                                       $ 356,311         $ 529,694
                                                                                ================= =================


6.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $56,191,292 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of March 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                     $     4,600,000
Amounts borrowed by affiliated partnerships and limited
   liability  companies under the acquisition facility               12,600,000
                                                               -----------------
Total borrowings under the acquisition facility                      17,200,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                   -
                                                               -----------------
Total outstanding balance                                       $    17,200,000
                                                               =================

Total available under the line of credit                        $    56,191,292
Total outstanding balance                                           (17,200,000)
                                                               -----------------
Remaining availability                                          $    38,991,292
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

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

During the first quarter of 2003 and 2002, the Partnership's primary activity was engaging in equipment leasing activities. During those same periods in 2003 and 2002, the Partnership's primary source of liquidity was rents from operating leases.

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

The Partnership participates with the General Partner and certain of its affiliates in a $56,191,292 revolving line of credit comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of March 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                     $     4,600,000
Amounts borrowed by affiliated partnerships and limited
   liability  companies under the acquisition facility               12,600,000
                                                               -----------------
Total borrowings under the acquisition facility                      17,200,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                   -
                                                               -----------------
Total outstanding balance                                       $    17,200,000
                                                               =================

Total available under the line of credit                        $    56,191,292
Total outstanding balance                                           (17,200,000)
                                                               -----------------
Remaining availability                                          $    38,991,292
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

Through March 31, 2003, the Partnership had borrowed $100,521,405 on a non-recourse basis. As of that date, $518,107 remained outstanding. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

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

Cash Flows

During the first quarters of 2003 and 2002, the Partnership's primary source of cash from operating activities was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both quarters.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash during the three months ended March 31, 2003 and 2002. Proceeds from sales of lease assets decreased from $362,449 during the three months ended March 31, 2002 to $102,123 during the three months ended March 31, 2003. Proceeds from sales of lease assets are not expected to be consistent from one year to another. Revenues from direct finance leases increased by $158,757 to $212,663 from $53,906 during the three months ended March 31, 2003 and 2002, respectively. This was due to the reclassification of assets to a direct finance lease.

During the three months ended March 31, 2003 and 2002, the single largest financing use of cash was distributions to limited partners. The amount of such distributions decreased from $3,314,186 during the three months ended March 31, 2002 to $1,377,370 during the three months ended March 31, 2003 because of the change in frequency of our distributions. Effective January 1, 2003, distributions are now on an annual basis as opposed to a monthly or quarterly basis. As a result of scheduled debt payments, certain notes have been paid off. This decrease in overall indebtedness has led to an overall reduction in the amounts of cash used to repay debt during the three months ended March 31, 2002 compared to the three months ended March 31, 2003.

Under the terms of a wrap lease and the related non-recourse debt agreement the annual lease payments are offset against the annual debt service payment. The agreement is structured so that the amounts of the two payments are equal to each other in each year of the agreement. A right of offset was established as a part of the agreement.

In addition, $2,000,000 was borrowed under the Partnership's line of credit during the three months ended March 31, 2002 which was used to meet short-term cash requirements. There were no comparable borrowings during the three months ended March 31, 2003. The annual lease and debt payments (due in the first quarter of each year) were $4,800,000.

Results of operations

Operations resulted in net income of $1,207,875 during the three months ended March 31, 2003 compared to a net loss of $26,444 during the three months ended March 31, 2002. The Partnership's primary source of revenues was from operating leases in both years. Operating lease revenues declined as a result of lease maturities and sales of the underlying lease assets over the last year.

During the quarter ended March 31, 2003, a portion of the accounts receivable which had been reserved as of December 31, 2002, were collected. As a result, a portion of the amounts previously recorded as an allowance for doubtful accounts was recorded as a recovery of provisions for doubtful accounts.

Sales of lease assets during the three months ended March 31, 2003 resulted in losses of $71,983, a decrease of $211,297 compared to the comparable period in 2002. The amounts of such gains and losses is not expected to be consistent from one year to another.

Interest expense has been reduced from $515,222 during the three months ended March 31, 2002 to $183,128 during the three months ended March 31, 2003 due to scheduled payments on the Partnership's non-recourse debt and due to reductions of the amounts borrowed under the line of credit.

Depreciation expense has decreased from $1,740,319 in 2002 to $985,046 in 2003. Depreciation is related to operating lease assets. The amount of such assets has decreased from $115,776,249 at January 1, 2002 to $69,857,541 at March 31, 2003.
As operating leases mature and the assets are sold, operating lease revenues and depreciation expense will continue to decrease.


Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks including foreign currency exchange rate risk, commodity risk and equity price risk are insignificant to both its financial position and results of operations.

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of March 31, 2003, there was $4,600,000 outstanding on the floating rate line of credit.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of March 31, 2003, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.

Item 4.  Controls and procedures.

Internal Controls

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the CEO and CFO, an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 was performed as of a date within ninety days before the filing date of this quarterly report. Based upon this evaluation, the CEO and CFO of the General Partner concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets.

Quaker Coal Company:

On December 31, 1997, Quaker Coal Company (the "Debtor"), one of the Partnership's lessees, requested a moratorium on lease payments from January through March 1998. No lease payments were made by the Debtor through June 1998, and as a result, the General Partner declared the lease in default. Subsequently, the Debtor cured the outstanding payments and eventually satisfied substantially all lease payments due under the lease; however, the General Partner refused to waive the default and insisted on contractual damages. The General Partner filed a suit against the Debtor for its contractual damages in the U.S. District Court of Northern California (the "Court"). The amounts of these damages have not been included in the financial statements included in
Part I, Item 1 of this report. On June 16, 2000, the Debtor filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded in securing the return of its equipment, which has been liquidated. The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The Debtor subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The General Partner believes the Court's decision is erroneous as a matter law, and has filed an appeal of the decision in the U.S. District Court of Appeals. (See discussion below).

The Debtor filed a plan of reorganization, which was objected to by several large creditors, including the General Partner. These creditors were also seeking a formal role on the creditors committee or formation of their own committee.

Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that another of the creditor's (i.e., American Electric Power's ("AEP")) Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnership has been assigned to a liquidating trustee for resolution and satisfaction from the Debtor's estate.

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

Elkay Mining Company:

On December 17, 1999, Elkay Mining Company, a subsidiary of The Pittston Company (the "Guarantor"), filed a suit for declaratory relief in response to a notice of event of default sent by the Partnership. The dispute surrounds the treatment by the lessee of a defect in the leased equipment, and the lessee's failure to notify the Partnership of the defect in the equipment. All lease payments under that lease were made in a timely manner, and the equipment was returned and liquidated by the Partnership for $112,501, which was approximately 6% of the original equipment cost. The Partnership believes that it has suffered damages and loss as a result of actions of the lessee, in the amount of $773,402, which represents the difference in the proceeds netted from the sale of the equipment and the liquidated damages due under the lease.

This matter has been litigated and the decision from the Court was adverse to the Partnership as to the very narrow issue of whether an Event of Default existed as declared by the Partnership (for the failure of the lessee to notify the Partnership of the material defect of in the equipment). Notwithstanding the adverse ruling, the Partnership has two additional bases for default: (i) the failure by the lessee to satisfy the maintenance and return conditions of the lease, and (ii) the relocation by the lessee of the equipment without the Partnership's consent.

The General Partner has filed a suit and for arbitration against the Guarantor in San Francisco, California, as mandated by the lease. The General Partner believes that it has a reasonable basis for prevailing with respect to this matter, and will aggressively assert its claims.


Applied Magnetics Corporation:

In January 2000, Applied Magnetics Corporation (the "Debtor") filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The
Partnership had assets with a total net book value of $5,113,290 leased to Debtor at the bankruptcy filing date. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and served as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Partnership's leased equipment, which proceeds resulted in the satisfaction of a portion of the non-recourse debt of the Partnership, which was secured by the equipment. As of November 1, 2000, liquidation of the assets was completed.

The Debtor filed a Plan of Reorganization (the "Plan"), which was approved by a vote of the creditors of the Debtor in October 2001. The Plan provided that the Debtor change its name to "Integrated Micro-Technology" (IMT), and enter into a new line of business, the manufacture and production of "micro-machines." As part of the Plan, the Partnership, along with the other unsecured creditors, received a proportionate share of their unsecured claims, in the form of ownership shares and warrants in the newly formed business.

On February 13, 2002, the reorganized Debtor filed a notice of objection to the Partnership's claim due to duplication and an improper liquidated damages provision. The Partnership disputed this and, as of July 26, 2002, agreement had been reached between the Partnership and Debtor as to the amount of the Partnership's claim, and the Debtor's objection to the Partnership's claim was withdrawn.

On April 28, 2003, the Partnership received 82,689 shares of IMT stock. The Partnership anticipates additional amounts may be recoverable through its' equity interest in the reorganized Debtor's business, however, any recoveries above the amounts received upon liquidation of the Partnership's equipment are highly uncertain and speculative.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)       Documents filed as a part of this report

   1.     Financial Statements

          Included in Part I of this report:

          Balance Sheets, March 31, 2003 and December 31, 2002.

          Statement of Changes in Partners' Capital for the three months ended
               March 31, 2003.

          Statements of Operations for the three month periods ended March 31, 2003 and 2002.

          Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002.

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

Date:
May 13, 2003

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



Date:
May 13, 2003

/s/ Paritosh K. Choksi
------------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant, Executive
Vice President of General Partner

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


Date:
May 13, 2003


/s/ Dean L. Cash
------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
May 13, 2003


/s/ Dean L. Cash
------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
May 13, 2003


/s/ Paritosh K. Choksi
------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal Financial Officer of Registrant