Form 10-Q
period 2003-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2003-08-14
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended June 30, 2003

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

The number of Limited Partnership Units outstanding as of June 30, 2003 was 12,490,076

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                    2003             2002
Cash and cash equivalents                          $ 1,806,014        $ 861,707

Accounts receivable, net of allowance for
   doubtful accounts of $230,000
   in 2003 and $861,254 in 2002                        811,884        4,572,615

Investments in leases                               26,576,129       29,191,076
                                               ---------------- ----------------
Total assets                                       $29,194,027      $34,625,398
                                               ================ ================


                        LIABILITIES AND PARTNERS' CAPITAL


Lines of credit                                      4,000,000        5,100,000

Non-recourse debt                                    $ 468,591      $ 4,853,239

Accounts payable:
   General Partner                                      83,721           29,145
   Other                                               396,824          570,779

Accrued interest payable                                 2,940          395,555

Unearned operating lease income                        212,778           69,132
                                               ---------------- ----------------
Total liabilities                                    5,164,854       11,017,850
Partners' capital:
     General Partner                                         -                -
     Limited Partners                               24,029,173       23,607,548
                                               ---------------- ----------------
Total partners' capital                             24,029,173       23,607,548
                                               ---------------- ----------------
Total liabilities and partners' capital            $29,194,027      $34,625,398
                                               ================ ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                       Six Months                         Three Months
                                                                     Ended June 30,                      Ended June 30,
Revenues:                                                        2003              2002              2003             2002
   Leasing activities:
      Operating leases                                          $ 3,946,146        $ 6,809,411      $ 1,509,248      $ 3,553,607
      Direct financing leases                                       415,085             89,633          202,422           35,727
      Gain (loss) on sales of assets                                556,699           (357,739)         628,682          (74,459)
Interest                                                              2,090              2,992            1,024            1,044
Other                                                                22,751             32,177            8,921           31,283
                                                           ----------------- ------------------ ---------------- ----------------
                                                                  4,942,771          6,576,474        2,350,297        3,547,202
Expenses:
Depreciation and amortization                                     1,927,115          3,577,053          930,577        1,794,093
Cost reimbursements to General Partner                              386,670            397,686          214,923          179,157
Equipment and incentive management
  fees to General partner                                           262,330            414,590           77,766          103,425
Interest expense                                                    226,708            925,697           43,580          410,475
Railcar maintenance                                                 190,755            211,083          128,164          113,737
Professional fees                                                    58,692             92,467           33,532           32,576
(Recovery of) provision for  doubtful accounts                     (417,099)            20,000          (50,000)          20,000
Other                                                               475,856            267,961          347,886          197,358
                                                           ----------------- ------------------ ---------------- ----------------
                                                                  3,111,027          5,906,537        1,726,428        2,850,821
                                                           ----------------- ------------------ ---------------- ----------------
Net income:                                                     $ 1,831,744          $ 669,937        $ 623,869        $ 696,381
                                                           ================= ================== ================ ================

Net income:
   General Partner                                                 $ 46,866           $ 65,841              $ -         $ 32,824
   Limited Partners                                               1,784,878            604,096          623,869          663,557
                                                           ----------------- ------------------ ---------------- ----------------
                                                                $ 1,831,744          $ 669,937        $ 623,869        $ 696,381
                                                           ================= ================== ================ ================

Net income per Limited Partnership Unit                              $ 0.14             $ 0.05           $ 0.05           $ 0.05
Weighted average number of Units outstanding                     12,490,076         12,495,063       12,490,076       12,490,076

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                SIX MONTH PERIOD
                               ENDED JUNE 30, 2003
                                   (Unaudited)

                                            Limited Partners       General
                               Units             Amount            Partner           Total

Balance December 31, 2002       12,490,076       $ 23,607,548              $ -      $23,607,548
Distributions to partners                -         (1,363,253)         (46,866)      (1,410,119)
Net income                               -          1,784,878           46,866        1,831,744
                          ----------------- ------------------ ---------------- ----------------
Balance June 30, 2003           12,490,076       $ 24,029,173              $ -      $24,029,173
                          ================= ================== ================ ================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                        Six Months                        Three Months
                                                                      Ended June 30,                     Ended June 30,
                                                                 2003              2002              2003             2002
Operating activities:
Net income:                                                     $ 1,831,744          $ 669,937        $ 623,869        $ 696,381
Adjustment to reconcile net income to
   cash provided by operating activities;
   Depreciation and amortization                                  1,927,115          3,577,053          930,577        1,794,093
   (Gain) loss on sales of assets                                  (556,699)           357,739         (628,682)          74,459
   (Recovery of) provision for doubtful accounts                   (417,100)            20,000          (50,001)          20,000
   Changes in operating assets and liabilities:
      Accounts receivable                                          (622,169)        (1,555,496)          93,877       (1,293,227)
      Accounts payable, General Partner                              54,576            188,465          (80,031)         112,988
      Accounts payable, other                                      (173,951)          (134,439)        (451,560)          (6,328)
      Accrued interest payable                                      130,419            375,164             (173)         130,617
      Unearned lease income                                         143,646            (14,219)             977          (64,696)
                                                           ----------------- ------------------ ---------------- ----------------
Net cash provided by operations                                   2,317,581          3,484,204          438,853        1,464,287
                                                           ----------------- ------------------ ---------------- ----------------

Investing activities:
Proceeds from sales of assets                                     1,086,800            470,036          984,676          107,587
Reduction of net investment in direct
  financing leases                                                  157,731            173,531         (153,264)         117,690
                                                           ----------------- ------------------ ---------------- ----------------
Net cash provided by investing activities                         1,244,531            643,567          831,412          225,277
                                                           ----------------- ------------------ ---------------- ----------------

Financing activities:
Distributions to partners                                        (1,410,119)        (6,625,737)             399       (3,311,551)
Repayments of non-recourse debt                                    (107,682)        (1,193,437)         (49,516)        (350,215)
Repayments of borrowings under line of credit                    (1,100,000)        (1,000,000)        (600,000)      (1,000,000)
Borrowings under line of credit                                           -          4,500,000                -        2,500,000
Repurchase of limited partnership units                                   -             (3,907)               -           (3,907)
                                                           ----------------- ------------------ ---------------- ----------------
Net cash used in financing activities                            (2,617,801)        (4,323,081)        (649,117)      (2,165,673)
                                                           ----------------- ------------------ ---------------- ----------------

Net increase (decrease) in cash and
  cash equivalents                                                  944,311           (195,310)         621,148         (476,109)
Cash and cash equivalents at beginning
  of period                                                         861,707            701,012        1,184,870          981,811
                                                           ----------------- ------------------ ---------------- ----------------
Cash and cash equivalents at end of period                      $ 1,806,018          $ 505,702      $ 1,806,018        $ 505,702
                                                           ================= ================== ================ ================

Supplemental disclosures of cash
  flow information
Cash paid during the period for interest                           $ 96,289          $ 550,533         $ 43,753        $ 279,858
                                                           ================= ================== ================ ================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service
  per lease and debt agreement:
Accrued interest payable                                         $ (523,034)        $ (989,075)             $ -              $ -
Non-recourse debt                                                (4,276,966)        (3,810,925)               -                -
                                                           ----------------- ------------------ ---------------- ----------------
Accounts receivable                                             $(4,800,000)       $(4,800,000)             $ -              $ -
                                                           ================= ================== ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partners, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                               Balance          Expense and        Reclassi-         Balance
                                                             December 31,      Amortization      fications and      June 30,
                                                                 2002            of Leases       Dispositions         2003
Net investment in operating leases                             $ 26,371,335        $(1,907,182)     $(3,729,130)     $20,735,023
Net investment in direct financing leases                         4,108,968           (157,731)          (4,650)       3,946,587
Assets held for sale or lease                                     3,406,389                  -       (1,621,253)       1,785,136
Residual interests                                                   34,159                  -                -           34,159
Reserve for losses                                               (4,824,932)                 -        4,824,932                -
Initial direct costs, net of accumulated amortization
   of $566,231 in 2003 and $1,369,552 in 2002                        95,157            (19,933)               -           75,224
                                                           ----------------- ------------------ ---------------- ----------------
                                                               $ 29,191,076        $(2,084,846)      $ (530,101)     $26,576,129
                                                           ================= ================== ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                  Balance                         Reclassifications &   Balance
                                December 31,                        Dispositions       June 30,
                                    2002           1st Quarter       2nd Quarter         2003

Transportation                    $ 49,393,031          $ 164,326      $(4,988,060)     $44,569,297
Construction                        11,727,006                  -                -       11,727,006
Materials handling                   8,317,703         (1,014,540)        (369,179)       6,933,984
Office automation                    1,298,837           (469,923)               -          828,914
Manufacturing                           78,484                  -                -           78,484
Other                                  759,867           (397,251)               -          362,616
                              ----------------- ------------------ ---------------- ----------------
                                    71,574,928         (1,717,388)      (5,357,239)      64,500,301
Less accumulated depreciation      (45,203,593)        (2,393,765)       3,832,080      (43,765,278)
                              ----------------- ------------------ ---------------- ----------------
                                  $ 26,371,335        $(4,111,153)     $(1,525,159)     $20,735,023
                              ================= ================== ================ ================

All of the property on leases was acquired in 1995, 1996 and 1997.

Direct financing leases:

As of June 30, 2003, investment in direct financing leases consists of railroad locomotives and ground support equipment. The following lists the components of the Company's investment in direct financing leases as of June 30, 2003:

Total minimum lease payments receivable                          $ 4,776,514
Estimated residual values of leased equipment (unguaranteed)         179,132
                                                             ----------------
Investment in direct financing leases                              4,955,646
Less unearned income                                              (1,009,059)
                                                             ----------------
Net investment in direct financing leases                        $ 3,946,587
                                                             ================

At June 30, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                           Direct
                                        Operating         Financing
                                         Leases            Leases            Total
Six months ending December 31, 2003       $ 1,786,805        $ 560,411      $ 2,347,216
      Year ending December 31, 2004         2,370,872        3,919,823        6,290,695
                               2005         1,502,179           98,760        1,600,939
                               2006           352,537           98,760          451,297
                               2007                 -           98,760           98,760
                                    ------------------ ---------------- ----------------
                                          $ 6,012,393      $ 4,776,514      $10,788,907
                                    ================== ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.37% to 12.22%.

Future minimum principal payments of non-recourse debt are as follows:

                                        Principal         Interest           Total

Six months ending December 31, 2003          $ 98,328         $ 16,823        $ 115,151
      Year ending December 31, 2004           109,054           26,870          135,924
                               2005            79,916           18,844           98,760
                               2006            86,868           11,892           98,760
                               2007            94,425            4,336           98,761
                                    ------------------ ---------------- ----------------
                                            $ 468,591         $ 78,765        $ 547,356
                                    ================== ================ ================


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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)

5.  Related party transactions (continued):

During the six month periods ended June 30, 2003 and 2002, the General Partner and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                                       Six Months                         Three Months
                                                                     Ended June 30,                      Ended June 30,
                                                                 2003              2002              2003             2002
Incentive management fees (computed as 4% of distributions
of cash from operations, as defined in the Limited
Partnership Agreement) and equipment management fees
(computed as 5% of gross revenues from operating leases,
as defined in the Limited Partnership Agreement plus 2% of
gross revenues from full payout leases, as defined in the
Limited Partnership Agreement)                                    $ 262,330          $ 414,590         $ 77,766        $ 103,425

Costs reimbursed to General Partner                                 386,670            397,686          214,923          179,157
                                                           ----------------- ------------------ ---------------- ----------------
                                                                  $ 649,000          $ 812,276        $ 649,000        $ 812,276
                                                           ================= ================== ================ ================


6.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliated partnerships and limited liability companies in a $56,736,746 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility$   4,000,000
Amounts borrowed by affiliated partnerships and limited liability
   companies under the acquisition facility                          22,500,000
                                                                  --------------
Total borrowings under the acquisition facility                      26,500,000
Amounts borrowed by the General Partner and its sister corporation
   under the warehouse facility                                               -
                                                                  --------------
Total outstanding balance                                         $  26,500,000
                                                                  ==============

Total available under the line of credit                          $  56,736,746
Total outstanding balance                                           (26,500,000)
                                                                  --------------
Remaining availability                                            $  30,236,746
                                                                  ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2003.

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

Capital Resources and Liquidity

During the first half of 2003 and 2002, the Partnership's primary activity was engaging in equipment leasing activities. During this same period in 2003 and 2002, the Partnership's primary source of liquidity was rents from operating leases.

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

The Partnership participates with the General Partner and certain of its affiliated partnerships and limited liability companies in a $56,736,746 revolving line of credit comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility$   4,000,000
Amounts borrowed by affiliated partnerships and limited liability
   companies under the acquisition facility                          22,500,000
                                                                  --------------
Total borrowings under the acquisition facility                      26,500,000
Amounts borrowed by the General Partner and its sister corporation
   under the warehouse facility                                               -
                                                                  --------------
Total outstanding balance                                         $  26,500,000
                                                                  ==============

Total available under the line of credit                          $  56,736,746
Total outstanding balance                                           (26,500,000)
                                                                  --------------
Remaining availability                                            $  30,236,746
                                                                  ==============

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

Through June 30, 2003, the Partnership had borrowed $100,521,405 on a non-recourse basis. As of that date, $468,591 remained outstanding. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

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

Cash Flows

During the six and three months ending June 30 of 2003 and 2002, the Partnership's primary source of cash from operating activities was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both periods in both years.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash during the three and six month periods ended June 30, 2003 and 2002. Proceeds from sales of lease assets increased from $107,587 for the three months ended June 30, 2002 to $984,676 during the three months ended June 30, 2003, and from $470,036 for the six months ending June 30, 2002 to $1,086,800 for the comparable period ending June 30, 2003. Proceeds from sales of lease assets are not expected to be consistent from one year to another.

During the three and six months ended June 30, 2003 and 2002, the single largest financing use of cash was distributions to limited partners. The amount of such distributions decreased during the three months ended June 30, 2003 because of the change in frequency of our distributions. Effective January 1, 2003, distributions are now on an annual basis as opposed to a monthly or quarterly basis.

Under the terms of a wrap lease and the related non-recourse debt agreement the annual lease payments are offset against the annual debt service payment. The agreement is structured so that the amounts of the two payments are equal to each other in each year of the agreement. A right of offset was established as a part of the agreement.

During the three months ended June 30, 2003, $2,500,000 was borrowed under the Partnership's line of credit and a total of $4,500,000 for the six month period ended June 30, 2002 which was used to meet short-term cash requirements. There were no comparable borrowings during the three and six months ended June 30, 2003.

Results of operations

Operations resulted in net income of $623,869 during the three months ended June 30, 2003 compared to net income of $696,381 during the three months ended June 30, 2002. Net income for the six months ended June 30, 2003 was $1,831,744 compared with $669,937 for the comparable period in 2002. The Partnership's primary source of revenues was from operating leases in both years. Operating lease revenues declined as a result of lease maturities and sales of the underlying lease assets over the last year.

Sales of lease assets during the three months ended June 30, 2003 resulted in gains of $628,682, an increase of $703,141 compared to the comparable period in 2002 and for the six months ended June 30, 2003 an increase of $914,438 over the same period for 2002. The amounts of such gains and losses is not expected to be consistent from one year to another.

Depreciation expense has decreased from $1,794,093 for the three months ended June 30, 2002 to $930,577 in 2003 and from $3,577,053 for the six months ended June 30, 2002 to $1,927,115 for the comparable period in 2003. Depreciation is related to operating lease assets, which as they mature and assets are sold, depreciation expense will continue to decrease.

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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of June 30, 2003, there was $4,000,000 outstanding on the floating rate line of credit.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of June 30, 2003, no swaps or other derivative financial instruments were held by the Partnership. The
Partnership does not hold or issue derivative financial instruments for speculative purposes.

Item 4.  Controls and procedures.

Internal Controls

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

Quaker Coal Company:

This matter involves litigation over the enforceability of a liquidated damages clause in a lease, and a combined claim of the Partnership and some affiliates of the Partnership, of approximately $4,000,000. The General Partner has brought a suit in San Francisco Superior Court on behalf of the Partnership. The suit was removed to Federal District Court in San Francisco. The lessee, Quaker Coal Company, leases mining equipment from the above-referenced Funds. On December 31, 1997, the lessee requested a forbearance and relief on lease payments for a period of three months. By May 1998, the lessee was past due for five months.

On or about May 12, 1998, the General Partner declared the lessee to be in default of the lease and demanded the acceleration of all lease receivables, or alternatively, a modification of the lease obligation. On or about June 1998, the Lessee made itself current on substantially all outstanding amounts. The Partnership filed a suit against the lessee for its contractual damages in the U.S. District Court of Northern California (the "Court").

On June 16, 2000, the lessee filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Partnership obtained a stipulation for relief from the automatic bankruptcy stay to allow the Court to issue its ruling, and filed a request to participate on the Official Committee of Unsecured Creditors in the bankruptcy proceedings. The Partnership succeeded in securing the return of its equipment, which equipment has been since liquidated.

The Court issued a ruling on March 4, 2001, denying the Partnership's claim for damages. The lessee subsequently filed a claim against the Partnership, for reimbursement of its legal expenses. The Partnership believed the Court's decision is erroneous as a matter law, and filed an appeal of the decision in the U.S. District Court of Appeals.

Upon the termination of the Debtor's exclusivity period, competing plans were filed by other creditors to the plan, and voting on the competing plans occurred October 8, 2001. The results of the vote were that, another of the creditor's (i.e., American Electric Power ("AEP")) Plan of Reorganization ("AEP Plan") was successful. Under the AEP Plan, the claim of the Partnership has been assigned to a liquidating trustee for resolution and satisfaction from the Debtor's estate.

The lessee filed a plan of reorganization in the Bankruptcy Court, which plan was objected to by several large creditors, including the Partnership. These creditors were also seeking a formal role on the creditors committee or formation of their own committee.

In January 2002, the General Partner attended an appellate settlement conference seeking to resolve the outstanding disputed claim. A reserve had been set aside by the debtor's liquidating trustee in the amount of $1.2 million in partial satisfaction of the Partnership's claim, although this claim amount remains in dispute. In January 2003, the Federal Appellate Court in San Francisco heard an appeal of the lower Court's decision. The appellate decision, handed down in March of 2003, was adverse to the Partnership's position. Currently, the Partnership is not expected to recover any amounts above the payment of the lease rent and the proceeds of the liquidation of the equipment already received.

Elkay Mining Company:

On December 17, 1999, Elkay Mining Company, a subsidiary of The Pittston Company, filed a suit for declaratory relief in response to a notice of event of default sent by the Partnership to Elkay Mining Company (the "lessee"). The dispute surrounds the treatment by the lessee of a defect in the leased equipment, and the lessee's failure to notify the lessor of that defect. All lease payments under that lease were made in a timely manner, and the equipment was returned and liquidated by the Partnership for $112,501, which is approximately 6% of the original equipment cost. The Partnership feels that it has suffered damages and loss as a result of actions of the lessee, in the amount of $773,402, which represents the difference in the proceeds netted from the sale of the equipment and the liquidated damages due under the lease.

This matter was litigated and the decision from the Court was adverse to the Partnership as to the issue whether an event of default existed as declared by the Partnership (for the failure of the lessee to notify the Partnership of the material defect in the equipment.) Notwithstanding the adverse ruling, the Partnership has two additional bases for default: (i) the failure by the lessee to satisfy the maintenance and return conditions of the lease, and (ii) the relocation by the lessee of the equipment without the lessor's consent.

The Partnership was not successful in prosecuting its appeal of the adverse ruling, and is continuing to investigate its options, including filing for arbitration against the Guarantor in San Francisco, as mandated by the lease.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)            Documents filed as a part of this report

     1.        Financial Statements

               Included in Part I of this report:

                    Balance Sheets, June 30, 2003 and December 31, 2002.

                    Statements of Operations for the six and three month periods ended June 30, 2003 and 2002.

                    Statement of Changes in Partners' Capital for the six month period ended June 30, 2003.

                    Statements of Cash Flows for the six and three month periods ended June 30, 2003 and 2002.

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



Date:
August 12, 2003

/s/ Paritosh K. Choksi
----------------------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant, Executive
Vice President of General Partner

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


Date:
August 12, 2003


/s/ Dean L. Cash
----------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
August 12, 2003


/s/ Dean L. Cash
----------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
August 12, 2003


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

Date:
August 12, 2003

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



                         ATEL Financial Corporation By:
                          General Partner of Registrant




    By: /s/ Dean L. Cash
        ---------------------------------------------------
        Dean L. Cash
        President and Chief Executive Officer
        of General Partner




    By: /s/ Paritosh K. Choksi
        ---------------------------------------------------
        Paritosh K. Choksi
        Principal Financial Officer
        of Registrant




    By: /s/ Donald E.  Carpenter
        ---------------------------------------------------
        Donald E. Carpenter
        Principal Accounting
        Officer of Registrant