Form 10-Q
period 2003-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2003-11-14
CIK 927569

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the quarterly period ended September 30, 2003

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

The number of Limited Partnership Units outstanding as of September 30, 2003 was 12,490,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                September 30,    December 31,
                                                    2003             2002
                                                    ----             ----
                                                 (Unaudited)

Cash and cash equivalents                            $ 353,379        $ 861,707

Accounts receivable, net of allowance
   for doubtful accounts of $290,000
   in 2003 and $460,000 in 2002                        717,629        4,572,615

Investments in leases                               24,164,068       29,191,076
                                               ---------------- ----------------
Total assets                                       $25,235,076      $34,625,398
                                               ================ ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                  $ 1,149,308      $ 4,853,239

Lines of credit                                              -        5,100,000

Accounts payable:
   General Partner                                      19,510           29,145
   Other                                               368,555          570,779

Accrued interest payable                                 4,968          395,555

Unearned operating lease income                         71,267           69,132
                                               ---------------- ----------------
Total liabilities                                    1,613,608       11,017,850
Partners' capital:
     General Partner                                         -                -
     Limited Partners                               23,621,468       23,607,548
                                               ---------------- ----------------
Total partners' capital                             23,621,468       23,607,548
                                               ---------------- ----------------
Total liabilities and partners' capital            $25,235,076      $34,625,398
                                               ================ ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                          Nine Months                        Three Months
                                                      Ended September 30,                Ended September 30,
Revenues:                                           2003               2002             2003             2002
                                                    ----               ----             ----             ----
   Leasing activities:
      Operating leases                              $ 5,129,917       $ 9,167,662      $ 1,183,771      $ 2,358,251
      Direct financing leases                           615,619           108,728          200,534           19,095
      Gain (loss) on sales of assets                    179,398         1,627,349         (377,301)       1,985,088
Interest                                                  3,767             5,238            1,677            2,246
Other                                                    34,983            55,477           12,232           23,300
                                              ------------------ ----------------- ---------------- ----------------
                                                      5,963,684        10,964,454        1,020,913        4,387,980
Expenses:
Depreciation and amortization                         2,796,485         5,659,155          869,370        2,082,102
Cost reimbursements to General Partner                  510,921           609,801          124,251          212,115
(Recovery of) provision for doubtful accounts          (357,099)           20,000           60,000                -
Railcar maintenance                                     339,499           245,688          148,744           34,605
Equipment and incentive management
  fees to General Partner                               291,961           606,950           29,631          192,360
Income tax and franchise fees                           258,961            94,135                -                -
Interest                                                252,353         1,165,528           25,645          239,831
Professional fees                                        76,156            98,681           17,464            6,214
Other                                                   370,408           299,987          153,513          126,161
                                              ------------------ ----------------- ---------------- ----------------
                                                      4,539,645         8,799,925        1,428,618        2,893,388
                                              ------------------ ----------------- ---------------- ----------------
Net income (loss):                                  $ 1,424,039       $ 2,164,529       $ (407,705)     $ 1,494,592
                                              ================== ================= ================ ================

Net income (loss):
   General Partner                                     $ 46,866          $ 98,626              $ -         $ 32,785
   Limited Partners                                   1,377,173         2,065,903         (407,705)       1,461,807
                                              ------------------ ----------------- ---------------- ----------------
                                                    $ 1,424,039       $ 2,164,529       $ (407,705)     $ 1,494,592
                                              ================== ================= ================ ================

Net income (loss) per Limited Partnership Unit           $ 0.11            $ 0.17          $ (0.03)          $ 0.12
Weighted average number of Units outstanding         12,490,076        12,493,401       12,490,076       12,490,076

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                   AND FOR THE
                                NINE MONTH PERIOD
                            ENDED SEPTEMBER 30, 2003
                                   (Unaudited)


                                                      Limited Partners               General
                                                  Units             Amount           Partner           Total

Balance December 31, 2001                          12,500,050      $ 38,008,680             $ -        $38,008,680

Distributions to General Partner                                                       (131,640)         (131,640)
Distributions to Limited Partners                                   (13,117,182)                      (13,117,182)
Other Limited Partnership units repurchased            (9,974)           (3,907)                           (3,907)
Net Income (loss)                                                    (1,280,043)         131,640       (1,148,403)
                                            ------------------ ----------------- ---------------- ----------------
Balance December 31, 2002                          12,490,076        23,607,548                -       23,607,548

Distributions to General Partner                            -                 -          (46,866)         (46,866)
Distributions to Limited Partners                                    (1,363,253)               -       (1,363,253)
Net income                                                  -         1,377,173           46,866        1,424,039
                                            ------------------ ----------------- ---------------- ----------------
Balance September 30, 2003                         12,490,076      $ 23,621,468              $ -      $23,621,468
                                            ================== ================= ================ ================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                             Nine Months                        Three Months
                                                         Ended September 30,                Ended September 30,
                                                       2003               2002             2003             2002
                                                       ----               ----             ----             ----
Operating activities:
Net income (loss):                                     $ 1,424,039       $ 2,164,529       $ (407,705)     $ 1,494,592
Adjustment to reconcile net income (loss) to
   cash provided by operating activities;
   Depreciation and amortization                         2,796,485         5,659,155          869,370        2,082,102
   (Gain) Loss on sales of assets                         (179,398)       (1,627,349)         377,301       (1,985,088)
   (Recovery of) provision for doubtful accounts          (357,099)           20,000           60,001                -
   Changes in operating assets and liabilities:
      Accounts receivable                                 (587,915)       (1,933,621)          34,254         (378,125)
      Accounts payable, General Partner                     (9,635)         (127,096)         (64,211)        (315,561)
      Accounts payable, Other                             (202,224)           43,066          (28,269)         177,505
      Accrued interest payable                             132,447           491,562            2,028          116,398
      Unearned lease income                                  2,135            10,591         (141,511)          24,810
                                                 ------------------ ----------------- ---------------- ----------------
Net cash provided by operations                          3,018,835         4,700,837          701,258        1,216,633
                                                 ------------------ ----------------- ---------------- ----------------

Investing activities:
Proceeds from sales of assets                            1,924,184        18,180,818          837,384       17,710,782
Reduction of net investment in direct
  financing leases                                         485,737           234,344          328,006           60,813
                                                 ------------------ ----------------- ---------------- ----------------
Net cash provided by investing activities                2,409,921        18,415,162        1,165,390       17,771,595
                                                 ------------------ ----------------- ---------------- ----------------

Financing activities:
Repayments of borrowings under line of credit           (5,100,000)       (6,000,000)      (4,000,000)      (5,000,000)
Distributions to partners                               (1,410,119)       (9,937,121)               -       (3,311,384)
Repayments of non-recourse debt                           (133,020)      (12,966,888)         (25,338)     (11,773,451)
Borrowings of non-recourse debt                            706,055                 -          706,055                -
Borrowings under line of credit                                  -         6,000,000                -        1,500,000
Repurchase of limited partnership units                          -            (3,907)               -                -
                                                 ------------------ ----------------- ---------------- ----------------
Net cash used in financing activities                   (5,937,084)      (22,907,916)      (3,319,283)     (18,584,835)
                                                 ------------------ ----------------- ---------------- ----------------

Net (decrease) increase in cash and
  cash equivalents                                        (508,328)          208,083       (1,452,635)         403,393
Cash and cash equivalents at beginning
  of period                                                861,707           701,012        1,806,014          505,702
                                                 ------------------ ----------------- ---------------- ----------------
Cash and cash equivalents at end of period               $ 353,379         $ 909,095        $ 353,379        $ 909,095
                                                 ================== ================= ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                             Nine Months                        Three Months
                                                         Ended September 30,                Ended September 30,
                                                       2003               2002             2003             2002
                                                       ----               ----             ----             ----

Supplemental disclosures of cash
  flow information
Cash paid during the period for interest                 $ 119,906       $ 1,663,041         $ 23,617      $ 1,112,508
                                                 ================== ================= ================ ================

Supplemental disclosure of
   non-cash transaction:
Offset of accounts receivable and debt
   service per  lease and debt agreement:
Accrued interest payable                                $ (523,034)       $ (989,075)             $ -              $ -
Non-recourse debt                                       (4,276,966)       (3,810,925)               -                -
                                                 ------------------ ----------------- ---------------- ----------------
                                                        (4,800,000)       (4,800,000)               -                -
                                                 ================== ================= ================ ================

Accounts receivable                                    $ 4,800,000       $ 4,800,000              $ -              $ -
                                                 ================== ================= ================ ================








                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

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

Certain prior year balances have been reclassified to conform to the current year presentation.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


3. Investment in leases (continued):

3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                                Depreciation /
                                                                                Amortization
                                                                                   Expense or
                                                                  Balance       Amortization of      Reclassi-         Balance
                                                               December 31,     Direct Financing   fications and    September 30,
                                                                   2002              Leases        Dispositions         2003
                                                                   ----              ------       --------------        ----
Net investment in operating leases                                $ 21,546,403       $(2,768,795)       $ 828,382      $19,605,990
Net investment in direct financing leases                            4,108,968          (485,737)          (4,650)       3,618,581
Assets held for sale or lease                                        3,406,389                 -       (2,568,518)         837,871
Residual interests                                                      34,159                 -                -           34,159
Initial direct costs, net of accumulated amortization
   of $504,345 in 2003 and $798,164 in 2002                             95,157           (27,690)               -           67,467
                                                             ------------------ ----------------- ---------------- ----------------
                                                                  $ 29,191,076       $(3,282,222)     $(1,744,786)     $24,164,068
                                                             ================== ================= ================ ================

Operating leases:

Property on operating leases consists of the following:


                                     Balance                            Reclassi-         Balance
                                  December 31,       Depreciation     fications or     September 30,
                                      2002             Expense        Dispositions         2003
                                      ----             --------       ------------         ----
Transportation                       $ 49,393,031               $ -      $(5,756,032)     $43,636,999
Construction                           11,727,006                 -                -       11,727,006
Materials handling                      8,317,703                 -       (1,464,480)       6,853,223
Office automation                       1,298,837                 -         (469,923)         828,914
Other                                     759,867                 -         (397,251)         362,616
Manufacturing                              78,484                 -          (78,484)               -
                                ------------------ ----------------- ---------------- ----------------
                                       71,574,928                 -       (8,166,170)      63,408,758
Less accumulated depreciation         (50,028,525)       (2,768,795)       8,994,552      (43,802,768)
                                ------------------ ----------------- ---------------- ----------------
                                     $ 21,546,403       $(2,768,795)       $ 828,382      $19,605,990
                                ================== ================= ================ ================

All of the property on leases was acquired in 1995, 1996 and 1997.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


At September 30, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                           Operating         Financing
                                             Leases           Leases            Total
  Three months ending December 31, 2003        $ 850,469         $ 31,873        $ 882,342
          Year ending December 31, 2004        2,360,680        3,919,823        6,280,503
                                   2005        1,477,694           98,760        1,576,454
                                   2006          346,415           98,760          445,175
                                   2007                -           98,760           98,760
                                        ----------------- ---------------- ----------------
                                             $ 5,035,258      $ 4,247,976      $ 9,283,234
                                        ================= ================ ================

Direct financing leases:

As of September 30, 2003, investment in direct financing leases consists of railroad locomotives and ground support equipment. The following lists the components of the Company's investment in direct financing leases:

                                                             September 30,    December 31,
                                                                 2003             2002
                                                                 ----             ----
Total minimum lease payments receivable                         $ 4,247,976      $ 5,349,330
Estimated residual values of leased equipment (unguaranteed)        179,130          183,782
                                                            ---------------- ----------------
Investment in direct financing leases                             4,427,106        5,533,112
Less unearned income                                               (808,525)      (1,424,144)
                                                            ---------------- ----------------
Net investment in direct financing leases                       $ 3,618,581      $ 4,108,968
                                                            ================ ================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 5.5% to 8.37%.

During the nine month period ended September 30, 2002, proceeds from sales of assets were $18,180,818, as a result $12,966,888 of non-recourse debt was paid off using these proceeds. In the nine month period ended September 30, 2003, there was a net borrowing of $573,035 and only $1,924,185 of proceeds from sale of assets.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


4. Non-recourse debt (continued):

Future minimum principal payments of non-recourse debt are as follows:

                                         Principal         Interest           Total
Three months ending December 31, 2003        $ 337,171         $ 15,085        $ 352,256
        Year ending December 31, 2004          550,929           32,964          583,893
                                 2005           79,916           18,844           98,760
                                 2006           86,868           11,892           98,760
                                 2007           94,424            4,337           98,761
                                      ----------------- ---------------- ----------------
                                           $ 1,149,308         $ 83,122      $ 1,232,430
                                      ================= ================ ================


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon estimated time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

During the nine and three month periods ended September 30, 2003 and 2002, the General Partner and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                  Nine Months                        Three Months
                                              Ended September 30,                Ended September 30,
                                            2003               2002             2003             2002
                                            ----               ----             ----             ----
Cost reimbursements to General Partner        $ 510,921         $ 609,801        $ 124,251        $ 212,115

Equipment and incentive management
  fees to General Partner                       291,961           606,950           29,631          192,360
                                      ------------------ ----------------- ---------------- ----------------
                                              $ 802,882       $ 1,216,751        $ 153,882        $ 404,475
                                      ================== ================= ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


6.  Partners' Capital:

As of  September  30,  2003,  12,500,050  Units  ($125,000,500)  were issued and
12,490,076 outstanding (including the 50 Units issued to the Initial Limited Members).

The Company's Net Income, Net Losses, and Distributions, as defined, are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Distributions to the Limited Partners were as follows in 2003 and 2002:

                                                    Nine Months                        Three Months
                                                Ended September 30,                Ended September 30,
                                                -------------------                -------------------
                                                 2003               2002             2003             2002
                                                 ----               ----             ----             ----

Distributions                                    $ 46,866       $ 9,937,121              $ -      $ 3,311,384

Weighted average number of Units outstanding   12,490,076         12,493,401      12,490,076       12,490,076

Weighted average distributions per Unit            $ 0.00            $ 0.80              $ -           $ 0.27


7.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $56,282,201 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                       $         -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              24,300,000
                                                                --------------
Total borrowings under the acquisition facility                    24,300,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                 -
                                                                --------------
Total outstanding balance                                         $24,300,000
                                                                ==============

Total available under the line of credit                          $56,282,201
Total outstanding balance                                         (24,300,000)
                                                                --------------
Remaining availability                                            $31,982,201
                                                                ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner. The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2003.

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

Capital Resources and Liquidity

During the nine months of 2003 and 2002, the Partnership's primary activity was engaging in equipment leasing activities. In 2003, the Partnership's primary source of liquidity was rents from operating leases, as opposed to proceeds from assets sales for the same period in 2002.

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

The Partnership participates with the General Partner and certain of its affiliates in a $56,282,201 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants which the Partnership is in compliance with as of September 30, 3003. The line of credit expires on June 28, 2004. As of September 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                       $         -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              24,300,000
                                                                --------------
Total borrowings under the acquisition facility                    24,300,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                 -
                                                                --------------
Total outstanding balance                                         $24,300,000
                                                                ==============

Total available under the line of credit                          $56,282,201
Total outstanding balance                                         (24,300,000)
                                                                --------------
Remaining availability                                            $31,982,201
                                                                ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner. The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2003.

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

Through September 30, 2003, the Partnership had borrowed $101,227,460 on a non-recourse basis. As of that date, $1,149,308 remained outstanding. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

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

Cash Flows

During the nine and three months ending September 30, 2003 and 2003, the Partnership's primary source of cash from operating activities was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both quarters.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash during the nine and three month periods ended September 30, 2003 and 2002. Proceeds from sales of lease assets decreased from $18,180,818 for the nine months ending September 30, 2002 to $1,924,184 for the comparable period ending September 30, 2003 and from $17,710,782 for the three months ended September 30, 2002 to $837,385 during the three months ended September 30, 2003. Although proceeds from sales of lease assets are not expected to be consistent from one year to another, during the nine month period ended September 30, 2002, there was significant increase in the sale of assets, these proceeds were used to reduce non-recourse debt and increase distributions to partners.

In 2002, the Partnership sold a large lease to a third party. The acquisition of the lease was financed primarily with non-recourse debt. The assets under the lease were sold subject to the existing debt. Upon the sale of the assets, the Partnership was relieved of its obligation under the non-recourse debt agreement. There were no similar sales in 2003. As a result of this, the amounts of asset sales proceeds and the amounts of debt repayments were much reduced in 2003, compared to 2002.

During the nine and three months ended September 30, 2003 and 2003, the single largest financing use of cash was repayments of borrowing under line of credit, $5,100,000 for the nine months ended September 30, 2003 and $4,000,000 for the three months ended September 30, 2003. Under the terms of a wrap lease and the related non-recourse debt agreement the annual lease payments are offset against the annual debt service payment. The agreement is structured so that the amounts of the two payments are equal to each other in each year of the agreement. A right of offset was established as a part of the agreement.

Results of operations

Operations resulted in net loss of $407,705 during the three months ended September 30, 2003 compared to net income of $1,494,592 during the three months ended September 30, 2002. Net income for the nine months ended September 30, 2003 was $1,424,039 compared with $2,164,529 for the comparable period in 2002. The Partnership's primary source of revenues was from operating leases in both years. Operating lease revenues declined as a result of lease maturities and sales of the underlying lease assets over the last year.

Sales of lease assets during the three months ended September 30, 2003 resulted in a gain of $179,398, a decrease of $1,447,951 compared to the comparable period in 2002. For the nine months ended September 30, 2003 there was a loss of $377,301 on asset sales compared to a gain of $1,985,088 for the same period in 2002, a change of $2,362,389. Although sales of lease assets are not expected to be consistent from one year to another, during the nine month period ended September 30, 2002, there was significant increase in the sale of assets, these proceeds were used to reduce non-recourse debt (as noted above) and to increase distributions to members.

Depreciation and amortization expense has decreased from $2,082,102 for the three months ended September 30, 2002 to $869,370 in 2003 and from $5,659,155 for the nine months ended September 30, 2002 to $2,796,485 for the comparable period in 2003. Depreciation is related to operating lease assets. As operating leases mature and the assets are sold, operating lease revenues and depreciation expense will continue to decrease.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks including commodity risk and equity price risk are insignificant to both its financial position and results of operations.

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of September 30, 2003, there was no outstanding balance on the floating rate line of credit.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of September 30, 2003, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.

Item 4.  Controls and procedures.

Internal Controls

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

This matter was litigated and the decision from the Court was adverse to the Partnership as to the issue of whether an event of default existed as declared by the Partnership (for the failure of the lessee to notify the Partnership of the material defect of in the equipment). Notwithstanding the adverse ruling, the Partnership has two additional bases for default: (i) the failure by the lessee to satisfy the maintenance and return conditions of the lease, and (ii) the relocation by the lessee of the equipment without the Partnership's consent.

The Partnership was not successful in prosecuting its appeal of the adverse ruling, and is continuing to investigate its options, including filing for arbitration against the guarantor of the lease agreement, as mandated by the lease.


Applied Magnetics Corporation:

In January 2000, Applied Magnetics Corporation ("Debtor"), a lessee of the Partnership, filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and served as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Partnership's leased equipment, which proceeds resulted in recoveries of $1,773,798 or 21.7% of original equipment cost for the Partnership. As of November 1, 2000, liquidation of the assets was completed.

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

On April 28, 2003, the Partnership received 221,822 shares of IMT stock. At this time, the Partnership anticipates any recoveries, are highly uncertain and speculative.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a) Documents filed as a part of this report

   1.      Financial Statements

           Included in Part I of this report:

               Balance Sheets, September 30, 2003 and December 31, 2002.

               Statements of Operations for the nine and three month periods ended September 30, 2003 and 2002.

               Statements of changes in partners' capital for the year ended December 31, 2002 and for the nine month period ended September 30, 2003.

               Statements of Cash Flows for the nine and three month periods ended September 30, 2003 and 2002.

               Notes to the Financial Statements

   2.      Financial Statement Schedules

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        3. Other Exhibits

               99.1 Certification of Paritosh K. Choksi

               99.2 Certification of Dean L. Cash

               99.3 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

               99.4 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh
               K. Choksi

 (b)       Report on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
November 12, 2003

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



  By:      ATEL Financial Corporation
           General Partner of Registrant




  By:        /s/ DEAN L. CASH
           ---------------------
           Dean L. Cash
           President and Chief Executive Officer
           of General Partner




  By:        /s/ PARITOSH K. CHOKSI
           --------------------------
           Paritosh K. Choksi
           Principal Financial Officer
           of Registrant




  By:        /s/ DONALD E. CARPENTER
           ---------------------------
           Donald E. Carpenter
           Principal Accounting
           Officer of Registrant

Exhibit 99.1
                                 CERTIFICATIONS

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

Date:
November 12, 2003

  /s/ PARITOSH K. CHOKSI
----------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant, Executive
Vice President of General Partner

Exhibit 99.2
                                 CERTIFICATIONS

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

Date:
November 12, 2003

  /s/ DEAN L. CASH
----------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 99.3
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
November 12, 2003


  /s/ DEAN L. CASH
----------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 99.4
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
November 12, 2003


  /s/ PARITOSH K. CHOKSI
----------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal Financial Officer of Registrant