Form 10-K
period 2003-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2004-03-30
CIK 927569

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Annual report pursuant to section 13 or 15(d) of the Securities
                Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2003
                                       OR
            |_| Transition report pursuant to section 13 or 15(d) of the
                Securities Exchange Act of 1934 (no fee required)
                For the transition period from ____ to ____

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

        600 California Street, 6th Floor, San Francisco, California 94108
                    (Address of principal executive offices)

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

The number of Limited Partnership Units outstanding as of December 31, 2003 was 12,490,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated November 23, 1994, filed pursuant to Rule 424(b) (Commission File No. 33-81952) is hereby incorporated by reference into Part IV hereof.

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund VI, L.P. (the Partnership) was formed under the laws of the state of California in June 1994. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services LLC (AFS). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

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

The Partnership's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period ("Reinvestment Period") and (iii) provide significant distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

The Reinvestment Period ended December 31, 2002 and the fund is now in its liquidation phase.

Narrative Description of Business

The Partnership acquired various types of equipment and leased such equipment pursuant to "Operating" leases and "Full Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It was the intention of AFS that no more than 50% of the aggregate purchase price of equipment would be subject to "Operating" leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchased equipment for which a lease existed or for which a lease would be entered into at the time of the purchase. During early 1997, the Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. As noted above, however, it intended to continue to invest any cash flow in excess of certain amounts required to be distributed to the Limited Partners in additional items of leased equipment through December 31, 2002.

Through December 31, 2003, the Partnership had purchased equipment with a total acquisition price of $208,275,158.

The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) had an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above.

AFS sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

During 2003, 2002 and 2001, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

                                                                               2003             2002             2001
                                                                               ----             ----             ----
Lessee                                  Type of Equipment
Consolidated Rail Corporation           Locomotives & intermodal containers     19%              19%             13%
Transamerica Leasing Inc.               Containers                              11%               *               *
United States Steel Corporation         Steel manufacturing                     10%               *               *
Daimler Chrysler Corporation            Automobile manufacturing                10%               *              11%
Burlington Northern Santa Fe            Locomotives & intermodal containers      *               13%              *
National Steel Corporation              Steel manufacturing                      *               11%             12%
Tarmac America                          Construction                             *                *              10%

*  Less than 10%

These percentages are not expected to be comparable between periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2003 and the industries to which the assets have been leased.

                                        Purchase Price Excluding       Percentage of Total
Asset Types                                Acquisition Fees              Acquisitions
-----------                                ----------------              ------------
Transportation, rail cars                      $39,275,195                       18.86%
Manufacturing                                   30,469,834                       14.63%
Transportation, other                           24,476,511                       11.75%
Materials handling                              24,043,881                       11.54%
Railroad locomotives                            22,353,332                       10.73%
Transportation, intermodal containers           21,694,688                       10.42%
Mining equipment                                18,557,225                        8.91%
Office automation                               13,824,024                        6.64%
Construction                                     9,259,221                        4.45%
Other *                                          4,321,247                        2.07%
                                           ----------------             ----------------
                                              $208,275,158                      100.00%
                                           ================             ================

* Individual lessee industries included in "Other" represent less than 2% of the total.

                                        Purchase Price Excluding       Percentage of Total
Industry of Lessee                         Acquisition Fees              Acquisitions
------------------                         ----------------              ------------
Transportation, rail                           $55,950,904                       26.86%
Electronics manufacturing                       29,030,626                       13.94%
Business services                               28,360,969                       13.62%
Mining                                          24,793,242                       11.90%
Transportation, other                           23,217,066                       11.15%
Manufacturing, other                            18,922,229                        9.09%
Oil and gas                                     16,535,633                        7.94%
Communications                                    5,282,291                       2.54%
Other *                                           6,182,198                       2.96%
                                           ----------------             ----------------
                                              $208,275,158                      100.00%
                                           ================             ================

* Individual lessee industries included in "Other" represent less than 2% of the total.

Through December 31, 2003, the Partnership has disposed of certain leased assets as set forth below:

                            Original
                          Equipment Cost,                     Excess of
Asset                       Excluding                        Rents Over
Types                    Acquisition Fees   Sales Price      Expenses *
-----                    ----------------   -----------      ----------
Manufacturing                $33,193,187      $ 7,955,855      $27,886,465
Railcars and locomotives      29,419,796       25,056,358       11,507,538
Transportation                15,389,892        5,226,827       12,254,914
Office automation             14,634,983        1,763,459       14,175,290
Construction                  11,858,010        4,084,570       11,662,147
Materials handling            10,795,272        1,418,049       10,817,273
Containers                     8,308,890        2,014,737        8,027,115
Mining                         7,830,671        2,061,091        7,766,029
Other                          2,856,241          475,157        2,293,599
                         ---------------- ---------------- ----------------
                            $134,286,942      $50,056,103     $106,390,370
                         ================ ================ ================

* Includes only those expenses directly related to the production of the related rents.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2003, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership's consolidated financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership, but which do not represent claims against the Partnership or its assets.

AT&T Corp.:

The Partnership has filed suit against AT&T Corp. and CIT Leasing for recovery of lease payments due to the Partnership under a lease agreement with AT&T Corp. Accounts receivable related to the lease (included in the Partnership's balance sheet) total $115,924 and have been fully reserved as of December 31, 2003.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers that have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to AFS's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

As of December 31, 2003, a total of 6,506 investors were record holders of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership's assets as of September 30, 2003. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership's assets as of January 1, 2004. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS's perception of market conditions and the types and amounts of the Partnership's assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2003, the value of the Partnership's assets, calculated on this basis, was approximately $3.34 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

A single distribution was made from cash generated from 2003 operations. The distribution was made in January 2004 at the rate of $0.05 per Unit.

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

AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the Reinvestment Period to equal the following amounts per unit: $1.00 in 1997 and 1998; $1.05 in 1999 and 2000; and $1.10 in 2001 and 2002. The Reinvestment Period ended December 31, 2002.

Holders of Units may make the election without charge to receive distributions on a monthly basis rather than on a quarterly basis.

The following table presents summarized information regarding distributions to Limited Partners:

                                             2003             2002             2001             2000             1999
                                             ----             ----             ----             ----             ----
Net income (loss) per Unit, based on
   weighted average Units
   outstanding                                   $ 0.12          $ (0.10)          $ 0.17           $ 0.76          $ (0.07)
Return of investment                              (0.01)            1.15             0.88             0.30             1.11
                                        ---------------- ---------------- ---------------- ---------------- ----------------
Distributions per Unit, based on
   weighted average Units
   outstanding                                     0.11             1.05             1.05             1.06             1.04
Differences due to timing of
   distributions                                  (0.06)               -                -            (0.01)            0.01
                                        ---------------- ---------------- ---------------- ---------------- ----------------
Actual distribution rates per Unit               $ 0.05           $ 1.05           $ 1.05           $ 1.05           $ 1.05
                                        ================ ================ ================ ================ ================

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 2003, 2002, 2001, 2000 and 1999 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

                                             2003             2002             2001             2000             1999
                                             ----             ----             ----             ----             ----
Gross revenues                              $ 7,642,647      $13,735,916      $16,549,229      $27,796,597      $34,400,228

Net income (loss)                           $ 1,585,834     $ (1,148,403)     $ 2,838,363      $ 9,533,716       $ (906,676)

Weighted average Units                       12,490,076       12,495,063       12,500,050       12,500,050       12,500,050

Net income (loss) allocated to
   Limited Partners                         $ 1,538,968     $ (1,280,043)     $ 2,123,116      $ 9,438,379       $ (897,609)

Net income (loss) per Unit, based on
   weighted average Units
   outstanding                                   $ 0.12          $ (0.10)          $ 0.17           $ 0.76          $ (0.07)

Distributions per Unit, based on
   weighted average Units
   outstanding                                   $ 0.11           $ 1.05           $ 1.05           $ 1.06           $ 1.04

Total Assets                                $25,410,604      $34,625,398      $65,841,842      $79,350,099     $110,704,998

Non-recourse Debt                             $ 823,077      $ 4,853,239      $21,712,993      $28,971,912      $46,490,585

Total Partners' Capital                     $23,783,263      $23,607,548      $38,008,680      $48,537,398      $52,207,752

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

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS's success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with AFS and certain of its affiliates in a $58,627,656 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2003, borrowings under the facility were as follows:

Amount borrowed by the Partnership under the acquisition facility $          -
Amounts borrowed by affiliated partnerships and limited liability
   companies under the acquisition facility                          23,000,000
                                                                  --------------
Total borrowings under the acquisition facility                      23,000,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                                  --------------
Total outstanding balance                                         $  23,000,000
                                                                  ==============

Total available under the line of credit                          $  58,627,656
Total outstanding balance                                           (23,000,000)
                                                                  --------------
Remaining availability                                            $  35,627,656
                                                                  ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

Effective January 2004, the revolving line of credit was extended. The revolving line of credit now expires on June 28, 2005. In addition, the total amount available under the revolving line of credit has been increased to $65,700,000.

As of December 31, 2003, cash balances consisted of working capital and amounts reserved for distributions in January 2004, generated from operations in 2003.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

To date, the Partnership has borrowed $101,227,460 of non-recourse debt. As of December 31, 2003, the remaining unpaid balance as of that date was $823,077.

The Partnership's long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. AFS expects that aggregate borrowings in the future will be approximately 40%-50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 50% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

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

Cash Flows

2003 vs. 2002:

In 2003, the Partnership's primary source of cash was the rents from operating leases. In 2002, the Partnership's primary source of cash flows was proceeds from sales of lease assets. Cash flows from operations decreased from $7,228,660 in 2002 to $4,176,922 in 2003, a decrease of $3,051,738. The decrease resulted from decreased operating lease rents.

In 2003 and 2002, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. The cash flows from direct financing leases increased from $45,586 in 2002 to $329,341 in 2003. Proceeds from asset sales decreased from $18,588,007 in 2002 to $2,560,308 in 2003, a decrease of $16,027,699. The assets that were sold in 2002 had an original costs of approximately $32,941,000. The assets sold in 2003 had an original cost of approximately $13,735,000. A significant portion of the assets sold in 2002 were still on lease and had higher average values than those sold in 2003. As a result, sales proceeds were lower in 2003 when compared to 2002. Proceeds from sales of lease assets are not expected to be consistent from one year to another. In 2003, assets sold consistent primarily of containers, materials handling and truck and trailers. In 2002, assets sold consisted largely of rail transportation and construction equipment.

In 2003, the only source of cash from financing activities was the proceeds of a new non-recourse note payable. In 2002, the only financing source of cash was borrowings made under the line of credit. Repayments of non-recourse debt decreased (from $13,048,829 in 2002 to $459,251 in 2003) as a result of scheduled debt payments and an early repayment of $7,305,683 in 2002. The Partnership's Reinvestment Period ended December 31, 2002. In 2003, the only distributions that were made were the monthly distribution related to December 2002 and the quarterly distribution related to the fourth quarter of 2002. A single distribution was made from 2003 operations in January 2004. Effective in 2003, the amounts of distributions are based on the amounts of cash available for distribution after retaining sufficient balances for working capital. In prior periods the distributions were at a predetermined rate, subject only to the availability of sufficient cash balances.

2002 vs. 2001:

In 2002, the Partnership's primary source of cash was proceeds from the sales of lease assets. In 2001, the Partnership's primary source of cash was the rents from operating leases. Cash flows from operations decreased from $8,719,200 in 2001 to $7,228,660 in 2002, a decrease of $1,490,540. The decrease resulted from decreased operating lease rents.

In 2002 and 2001, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. Proceeds from asset sales increased from $2,511,046 in 2001 to $18,588,007 in 2002. The assets that were sold in 2002 had an original costs of approximately $32,941,000. The assets sold in 2001 had an original cost of approximately $13,472,000. A significant portion of the assets sold in 2002 were still on lease and had higher average values than those sold in 2001. Proceeds from sales of lease assets are not expected to be consistent from one year to another. The cash flows from direct financing leases decreased from $259,277 in 2001 to $45,586 in 2002.

In 2002 and 2001, the only source of cash from financing activities was borrowings under the line of credit. Repayments of non-recourse debt increased from $3,863,254 in 2001 to $13,048,829 in 2002 as a result of scheduled debt payments. Scheduled repayments in 2002 were $5,743,147, compared to $7,257,968 in 2001. An additional $7,305,683 of non-recourse debt was repaid with a portion of the proceeds from the sales of leased assets. The notes repaid ahead of time had been used to finance a portion of the assets that were sold in 2002.

Results of Operations

As of January 3, 1995, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities).

As of December 31, 2003, 2002 and 2001, significant amounts of the Partnership's assets were leased to lessees in certain industries as follows.

                                     2003             2002             2001
                                     ----             ----             ----
Rail transportation                   42%              44%              33%
Other transportation services         23%              13%               *
Other manufacturing                   20%              21%              30%
Municipalities                         *               15%              13%
*  Less than 10%.

Substantially all employees of AFS track time incurred in performing administrative services on behalf of the Partnership. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

2003 vs. 2002:

Revenues in 2003 decreased to $7,642,647 compared to $13,735,916 in 2002. Most of the Partnership's revenues are generated from operating leases. These rents have decreased as a result of 2002 and 2003 asset sales. In addition, gains on sales of assets, which comprise a part of total revenues also decreased. The Partnership is the liquidation phase of its life cycle. As leases mature, the assets are returned to inventory. Most of the assets have been sold. This reduces the amounts of equipment actually on lease and producing revenue. This trend of decreasing operating lease revenues is expected to continue in future periods. Gains or losses on sales of lease assets are not expected to be consistent between periods.

Depreciation is the most significant ongoing Partnership expense. Depreciation expense is directly related to the Partnership's investment in operating leases and is, therefore, also directly related to the revenues generated by those assets. The 2002 and 2003 sales that led to 2003 revenue decreases also gave rise to the decrease in depreciation expense from $6,422,385 in 2002 to $3,448,538 in 2003.

Interest expense has decreased as a result of scheduled debt payments and the early repayment of $7,305,683 in 2002.

Equipment and incentive management fees are related to lease revenues. In 2003, revenues decreased as noted above and, as a result, the management fees also decreased from $695,721 in 2002 to $310,867 in 2003, a decrease of $384,854.

Railcar maintenance costs increased from $296,946 in 2002 to $463,732 in 2003. The Partnership owns a fleet of railcars managed by a third party. The maintenance related to that fleet of cars increased from $296,946 in 2002 to $415,525 in 2003. As of December 31, 2002 and during the year then ended, a portion of those cars were off lease. Early in 2003, the remainder of the off lease railcars were placed on new leases as the demand for the cars had improved. As a result of increased usage of the managed railcars in 2003, the amounts of ongoing maintenance has also increased. In addition, the Partnership owns other railcars that are managed directly by AFS. In 2003, maintenance costs of $48,207 were incurred in order to place these assets on new leases and to maintain them once on lease. The assets had previously been on net leases with other lessees.

Impairment losses are not expected to be consistent between periods. There were no impairment losses in 2003. The last two years in which such losses were recorded were 2002 and 1999.

Initial direct costs are associated with the Partnership's investments in leases and are amortized over the lives of the related leases. As the Partnership's portfolio of leases has matured, the unamortized balances of initial direct costs has diminished. This has led to a decrease of amortization of such costs from $494,992 in 2002 to $35,186 in 2003. Amortization of initial direct costs is expected to continue to decline in the future.

2002 vs. 2001:

Revenues in 2002 decreased to $13,735,916 compared to $16,549,229 in 2001. Most of the Partnership's revenues are generated from operating leases. These rents have decreased as a result of 2001 and 2002 asset sales and lower lease rates on lease renewals.

Depreciation and interest are the most significant ongoing recurring Partnership expenses. Depreciation expense is directly related to the Partnership's investment in operating leases and is, therefore, also directly related to the revenues generated by those assets. The 2001 and 2002 sales that led to 2002 revenue decreases also gave rise to the decrease in depreciation expense from $8,401,319 in 2001 to $6,422,385 in 2002.

Interest expense has decreased as a result of lower average debt balances in 2002, in part due to a large principal repayment of $7,305,683 in 2002, compared to 2001.

Equipment management fees are related to lease revenues. In 2002, revenues decreased as noted above and, as a result, the management fees also decreased from $771,498 in 2001 to $695,721 in 2002, a decrease of $75,777.

Impairment losses increased from zero in 2001 to $4,636,923 in 2002. Impairment losses are not expected to be consistent between periods.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleets of jumbo covered hopper cars had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets command currently. Management recorded a provision for the decline in value of those assets in the amount of $4,636,923 for the year ended December 31, 2002. There were no impairment losses in 2001.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The Partnership is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Partnership's financial statements. The Partnership is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Partnership's consolidated financial position, consolidated results of operations, or liquidity.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

Asset Valuation:

Recorded values of the Partnership's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate revolving line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate revolving line of credit is repaid. As of December 31, 2003, there were no outstanding balances on the floating rate revolving line of credit.

To hedge its interest rate risk related to such variable rate debt, the Partnership may enter into interest rate swaps. As of December 31, 2003, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 27.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Cash Distribution Fund VI, L.P.

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. (Partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
February 20, 2004

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002


                                     ASSETS

                                                    2003             2002
                                                    ----             ----
Cash and cash equivalents                          $ 1,664,963        $ 861,707

Accounts receivable, net of allowance for
   doubtful accounts of $314,000 in 2003
   and $460,000 in 2002                                704,470        4,572,615

Investments in equipment and leases                 23,041,171       29,191,076
                                               ---------------- ----------------
Total assets                                       $25,410,604      $34,625,398
                                               ================ ================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                    $ 823,077      $ 4,853,239

Revolving line of credit                                     -        5,100,000

Accounts payable and accruals:
   General Partner                                      67,438           29,145
   Other                                               623,533          570,779

Accrued interest payable                                 4,056          395,555

Unearned lease income                                  109,237           69,132
                                               ---------------- ----------------
Total liabilities                                    1,627,341       11,017,850

Partners' capital:
     General Partner                                         -                -
     Limited Partners                               23,783,263       23,607,548
                                               ---------------- ----------------
Total Partners' capital                             23,783,263       23,607,548
                                               ---------------- ----------------
Total liabilities and Partners' capital            $25,410,604      $34,625,398
                                               ================ ================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                            2003             2002              2001
Revenues:
Leasing activities:
   Operating leases                                        $ 6,552,736      $11,837,377      $ 16,849,677
   Direct financing leases                                     803,886          383,338           197,224
   Gain (loss) on sales of assets                              223,468        1,439,127          (559,525)
Interest income                                                  4,485            7,432            50,520
Other                                                           58,072           68,642            11,333
                                                       ---------------- ---------------- -----------------
                                                             7,642,647       13,735,916        16,549,229

Expenses:
Depreciation of operating lease assets                       3,448,538        6,422,385         8,401,319
Cost reimbursements to General Partner                         668,922          789,052           866,915
Railcar maintenance                                            463,732          296,946           337,429
Equipment and incentive management fees to affiliates          310,867          695,721           771,498
Interest                                                       268,047        1,364,442         2,217,411
Taxes on income and franchise fees                             258,961           99,123            97,468
Other management fees                                          137,084          102,043           122,500
Professional fees                                               85,535          118,723           121,068
Outside services                                                78,632           87,155            89,069
(Recovery of) provision for doubtful accounts                  (66,000)        (401,254)          276,067
Amortization of initial direct costs                            35,186          494,992           239,885
Impairment losses                                                    -        4,636,923                 -
Other                                                          367,309          178,068           170,237
                                                       ---------------- ---------------- -----------------
                                                             6,056,813       14,884,319        13,710,866
                                                       ---------------- ---------------- -----------------
Net income (loss)                                          $ 1,585,834     $ (1,148,403)      $ 2,838,363
                                                       ================ ================ =================

Net income (loss):
   General Partner                                            $ 46,866        $ 131,640         $ 715,247
   Limited Partners                                          1,538,968       (1,280,043)        2,123,116
                                                       ---------------- ---------------- -----------------
                                                           $ 1,585,834     $ (1,148,403)      $ 2,838,363
                                                       ================ ================ =================

Net income (loss) per Limited Partnership unit                  $ 0.12          $ (0.10)           $ 0.17

Weighted average number of units outstanding                12,490,076       12,495,063        12,500,050



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                        Limited Partners      General
                                                             Units           Amount           Partner           Total
Balance December 31, 2000                                    12,500,050      $49,010,005       $ (472,607)      $48,537,398
Distributions to Limited Partners ($1.05 per Unit)                           (13,124,441)               -       (13,124,441)
Distributions to General Partner                                                       -         (242,640)         (242,640)
Net income                                                                     2,123,116          715,247         2,838,363
                                                        ---------------- ---------------- ---------------- -----------------
Balance December 31, 2001                                    12,500,050       38,008,680                -        38,008,680
Distributions to Limited Partners ($1.05 per Unit)                           (13,117,182)               -       (13,117,182)
Distributions to General Partner                                                       -         (131,640)         (131,640)
Limited partnership units repurchased                            (9,974)          (3,907)               -            (3,907)
Net income (loss)                                                             (1,280,043)         131,640        (1,148,403)
                                                        ---------------- ---------------- ---------------- -----------------
Balance December 31, 2002                                    12,490,076       23,607,548                -        23,607,548
Distributions to Limited Partners ($0.11 per Unit)                            (1,363,253)               -        (1,363,253)
Distributions to General Partner                                                       -          (46,866)          (46,866)
Net income                                                                     1,538,968           46,866         1,585,834
                                                        ---------------- ---------------- ---------------- -----------------
Balance December 31, 2003                                    12,490,076      $23,783,263        $       -       $23,783,263
                                                        ================ ================ ================ =================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                              2003             2002              2001
Operating activities:
Net income (loss)                                                            $ 1,585,834     $ (1,148,403)      $ 2,838,363
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation of operating lease assets                                    3,448,538        6,422,385         8,401,319
     Amortization of initial direct costs                                         35,186          494,992           239,885
     Impairment losses                                                                 -        4,636,923                 -
     (Recovery of) provision for doubtful accounts                               (66,000)        (401,254)          276,067
     (Gain) loss on sales of assets                                             (223,468)      (1,439,127)          559,525
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (865,855)      (1,770,373)       (4,785,126)
         Accounts payable, General Partner                                        38,293         (179,542)          (55,708)
         Accounts payable, other                                                  52,754          (15,214)          254,608
         Accrued interest payable                                                131,535          622,154         1,064,450
         Unearned lease income                                                    40,105            6,119           (74,183)
                                                                         ---------------- ---------------- -----------------
Net cash provided by operating activities                                      4,176,922        7,228,660         8,719,200
                                                                         ---------------- ---------------- -----------------

Investing activities:
Proceeds from sales of assets                                                  2,560,308       18,588,007         2,511,046
Reduction of net investment in direct financing leases                           329,341           45,586           259,277
Purchases of equipment on operating leases                                                     -                -       (5,452)
                                                                         ---------------- ---------------- -----------------
Net cash provided by investing activities                                      2,889,649       18,633,593         2,764,871
                                                                         ---------------- ---------------- -----------------

Financing activities:
Repayments of borrowings under revolving line of credit                       (5,100,000)      (6,000,000)       (1,000,000)
Distributions to Limited Partners                                             (1,363,253)     (13,117,182)      (13,124,441)
Proceeds from borrowings of non-recourse debt                                    706,055                -                 -
Repayments of non-recourse debt                                                 (459,251)     (13,048,829)       (3,863,254)
Distributions to General Partner                                                 (46,866)        (131,640)         (242,640)
Borrowings under revolving line of credit                                              -        6,600,000         5,500,000
Repurchase of limited partnership units                                                -           (3,907)                -
                                                                         ---------------- ---------------- -----------------
Net cash used in financing activities                                         (6,263,315)     (25,701,558)      (12,730,335)
                                                                         ---------------- ---------------- -----------------

Net increase (decrease) in cash and cash equivalents                             803,256          160,695        (1,246,264)
Cash and cash equivalents at beginning of year                                   861,707          701,012         1,947,276
                                                                         ---------------- ---------------- -----------------
Cash and cash equivalents at end of year                                     $ 1,664,963        $ 861,707         $ 701,012
                                                                         ================ ================ =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                              2003             2002              2001

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                         $ 136,512        $ 742,288       $ 1,152,961
                                                                         ================ ================ =================

Schedule of non-cash transactions:

Offset of accounts receivable and debt service per lease and debt agreement:
     Accrued interest payable                                                 $ (523,034)      $ (989,075)     $ (1,404,335)
     Non-recourse debt                                                        (4,276,966)      (3,810,925)       (3,395,665)
                                                                         ---------------- ---------------- -----------------
                                                                            $ (4,800,000)    $ (4,800,000)     $ (4,800,000)
                                                                         ================ ================ =================

     Accounts receivable                                                     $ 4,800,000      $ 4,800,000       $ 4,800,000
                                                                         ================ ================ =================



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


1. Organization and Partnership matters:

ATEL Cash Distribution Fund VI, L.P. (the Partnership) was formed under the laws of the state of California on June 29, 1994 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership may continue until December 31, 2015.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations.

The General Partner of the Partnership is ATEL Financial Services LLC (AFS). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation. AFS is a wholly owned subsidiary of ATEL Capital Group.

The Partnership's business consists of leasing various types of equipment. As of December 31, 2003, the original terms of the leases ranged from one to ten years.

Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 5). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Partnership's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, which ended December 31, 2002 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.


2. Summary of significant accounting policies:

Cash and cash equivalents:

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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

Initial direct costs:

The Partnership capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized over a five year period using a straight line method. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements as of December 31 (unaudited):

                                                  2003             2002
Financial statement basis of net assets          $23,783,263      $23,607,548
Tax basis of net assets                           15,060,130       15,390,267
                                             ---------------- ----------------
Difference                                       $ 8,723,133      $ 8,217,281
                                             ================ ================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Income taxes (continued):

The following reconciles the net income reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited) for each of the years ended December 31:

                                                 2003             2002              2001
Net income (loss) per financial statements      $ 1,585,834     $ (1,148,403)      $ 2,838,363
Adjustment to depreciation expense                1,985,215        2,227,441           429,207
Other adjustments to revenues and expenses       (2,691,933)      16,402,696           811,895
Provision for losses                                      -        4,636,923                 -
Provision for doubtful accounts                     (66,000)        (401,254)          276,067
                                            ---------------- ---------------- -----------------
Net income per federal tax return                 $ 813,116      $21,717,403       $ 4,355,532
                                            ================ ================ =================

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the period.

Asset valuation:

Recorded values of the Partnership's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position and results of operations.

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2003, 2002 and 2001.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Derivative financial instruments:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

SFAS No. 133, as amended, requires the Partnership to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

The Partnership does not utilize derivative financial instruments.

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

Basis of presentation:

The accompanying financial statements as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements:

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The Partnership is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Partnership's financial statements. The Partnership is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Partnership's consolidated financial position, consolidated results of operations, or liquidity.


3. Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                         Depreciation /
                                                                          Amortization
                                                                          Expense or
                                                                         Amortization of     Reclassi-
                                                        December 31,     Direct Financing  fications or    December 31,
                                                             2002            Leases        Dispositions          2003

Net investment in operating leases                          $21,546,403     $ (3,448,538)      $ (272,255)      $17,825,610
Net investment in direct financing leases                     4,108,968         (329,341)         (32,052)        3,747,575
Assets held for sale or lease, net of accumulated
   depreciation of $4,893,039 in 2003 and $2,759,500
   in 2002                                                    3,406,389                -       (2,032,533)        1,373,856
Residual value interests                                         34,159                -                -            34,159
Initial direct costs, net of accumulated amortization
   of $407,188 in 2003 and $798,164 in 2002                      95,157          (35,186)               -            59,971
                                                        ---------------- ---------------- ---------------- -----------------
                                                            $29,191,076     $ (3,813,065)    $ (2,336,840)      $23,041,171
                                                        ================ ================ ================ =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investments in equipment and leases (continued):

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleet of jumbo covered hopper cars had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management recorded a provision for the decline in value of those assets in the amount of $4,636,923 for the year ended December 31, 2002.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the years ended December 31:

                           2003             2002              2001
Depreciation expense      $ 3,448,538      $ 6,422,385       $ 8,401,319
Impairment losses                   -        4,636,923                 -
                      ---------------- ---------------- -----------------
                          $ 3,448,538      $11,059,308       $ 8,401,319
                      ================ ================ =================

All of the property on leases was acquired in 1997, 1996 and 1995.

Operating leases:

Property on operating leases consists of the following:

                                                                   Reclassi-
                               December 31,                      fications or      December 31,
                                   2002           Additions      Dispositions          2003

Transportation                    $49,393,031              $ -     $ (9,625,001)      $39,768,030
Construction                       11,727,006                -         (398,262)       11,328,744
Materials handling                  8,317,703                -       (2,189,721)        6,127,982
Office automation                   1,298,837                -         (469,923)          828,914
Miscellaneous                         759,867                -         (393,664)          366,203
Manufacturing                          78,484                -          (78,484)                -
                              ---------------- ---------------- ---------------- -----------------
                                   71,574,928                -      (13,155,055)       58,419,873
Less accumulated depreciation     (50,028,525)      (3,448,538)      12,882,800       (40,594,263)
                              ---------------- ---------------- ---------------- -----------------
                                  $21,546,403     $ (3,448,538)      $ (272,255)      $17,825,610
                              ================ ================ ================ =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investments in equipment and leases (continued):

Direct financing leases:

As of December 31, 2003, investment in direct financing leases consists of railroad locomotives and ground support equipment. As of December 31, 2002, investment in direct financing leases consists of railroad tank cars and various office automation equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2003 and 2002:

                                                  2003             2002
Total minimum lease payments receivable          $ 4,216,103      $ 5,349,330
Estimated residual values of leased equipment
   (unguaranteed)                                    151,730          183,782
                                             ---------------- ----------------
Investment in direct financing leases              4,367,833        5,533,112
Less unearned income                                (620,258)      (1,424,144)
                                             ---------------- ----------------
Net investment in direct financing leases        $ 3,747,575      $ 4,108,968
                                             ================ ================

At December 31, 2003, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                        Direct
     Year ending     Operating         Financing
    December 31,       Leases           Leases            Total
             2004      $ 1,770,615      $ 3,919,823       $5,690,438
             2005          637,444           98,760          736,204
             2006          343,577           98,760          442,337
             2007                -           98,760           98,760
                  ----------------- ---------------- ----------------
                        $2,751,636       $4,216,103       $6,967,739
                  ================= ================ ================


4. Non-recourse debt:

At December 31, 2003, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 5.5% to 8.64%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2003, the carrying value of the pledged assets is $1,198,703. The notes mature from 2004 through 2007.

Future minimum payments of non-recourse debt are as follows:

           Year ending
          December 31,     Principal         Interest           Total
                   2004        $ 561,869         $ 32,964        $ 594,833
                   2005           79,916           18,844           98,760
                   2006           86,868           11,892           98,760
                   2007             94,424          4,337           98,761
                        ----------------- ---------------- ----------------
                               $ 823,077         $ 68,037        $ 891,114
                        ================= ================ ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


5. Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

Substantially   all   employees  of  AFS  record  time  incurred  in  performing administrative services on behalf of all of the Partnerships serviced by AFS. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

Incentive management fees are computed as 3.25% of distributions of cash from operations, as defined in the Limited Partnership Agreement. Equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during 2003, 2002 and 2001:

                                                    2003             2002              2001

Cost reimbursements to AFS                           $ 668,922        $ 789,052         $ 866,915
Incentive and equipment management fees to AFS         310,867          695,721           771,498
                                               ---------------- ---------------- -----------------
                                                     $ 979,789      $ 1,484,773       $ 1,638,413
                                               ================ ================ =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


6. Partners' capital:

As of December 31, 2003 and 2002, 12,490,076 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Partnership's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Partnership is authorized to issue up to 12,500,000 Units, in addition to those issued to the Initial Limited Partners.

As defined in the Limited Partnership Agreement, the Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the of Limited Partnership Agreement, additional allocations of income were made to AFS in 2003, 2002 and 2001. The amounts allocated were determined to bring AFS's ending capital account balance to zero.

As defined in the Limited Partnership Agreement, available Cash from Operations and Cash from Sales and Refinancing are to be distributed as follows:

First, 95.75% of Distributions of Cash from Operations to the Limited Partners, 1% of Distributions of Cash from Operations to AFS and 3.25% to an affiliate of AFS as an Incentive Management Fee, 99% of Distributions of Cash from Sales or Refinancing to the Limited Partners and 1% of Cash from Sales or Refinancing to AFS.

Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

Third, an affiliate of AFS will receive as an Incentive Management Fee, 4% of remaining Cash from Sales or Refinancing.

Fourth, the balance to the Limited Partners.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


7. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2003, 2002 and 2001 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                       2003             2002              2001
                                       ----             ----              ----
   Rail transportation                  42%              44%              33%
   Other transportation services        23%              13%               *
   Other manufacturing                  20%              21%              30%
   Municipalities                        *               15%              13%
   * Less than 10%.

During 2003, four customers comprised 19%, 11%, 10% and 10% of the Partnership's revenues from leases. During 2002, three customer comprised 19%, 13% and 11% of the Partnership's revenues from leases. During 2001, four customer comprised 13%, 12%, 11% and 10% of the Partnership's revenues from leases.


8. Revolving line of credit:

The Partnership participates with AFS and certain of its affiliates in a $58,627,656 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2003, borrowings under the facility were as follows:

Amount borrowed by the Partnership under the acquisition facility $          -
Amounts borrowed by affiliated partnerships and limited liability
   companies under the acquisition facility                          23,000,000
                                                                  --------------
Total borrowings under the acquisition facility                      23,000,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                                  --------------
Total outstanding balance                                         $  23,000,000
                                                                  ==============

Total available under the line of credit                          $  58,627,656
Total outstanding balance                                           (23,000,000)
                                                                  --------------
Remaining availability                                            $  35,627,656
                                                                  ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2003.

Effective January 2004, the revolving line of credit was extended. The revolving line of credit now expires on June 28, 2005. In addition, the total amount available under the revolving line of credit has been increased to $65,700,000.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


9. Fair value of financial instruments:

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2003 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2003 is $808,968.


10. Selected quarterly data (unaudited):

                                                            March 31,        June 30,       September 30,    December 31,
Quarter ended                                                 2002             2002             2002             2002
                                                              ----             ----             ----             ----

Total revenues                                               $ 3,029,272      $ 3,547,202      $ 4,387,980      $ 2,771,462
Net Income (loss)                                              $ (26,444)       $ 696,381      $ 1,494,292     $ (3,312,632)
Net income (loss) per limited partnership unit                       $ -           $ 0.05           $ 0.12          $ (0.27)

                                                            March 31,        June 30,       September 30,    December 31,
Quarter ended                                                 2003             2003             2003             2003
                                                              ----             ----             ----             ----

Total revenues                                               $ 2,592,474      $ 2,350,297      $ 1,020,913      $ 1,678,963
Net Income (loss)                                            $ 1,207,875        $ 623,869       $ (407,705)       $ 161,795
Net income (loss) per limited partnership unit                    $ 0.09           $ 0.05          $ (0.03)          $ 0.01


11. Reserves, impairment losses and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                          Reserve for     Allowance for
                                          losses and        doubtful
                                          impairments       accounts
         Balance December 31, 2000            $ 291,905        $ 585,187
         Charge offs                                  -          276,067
         Provision                             (103,896)               -
                                        ---------------- ----------------
         Balance December 31, 2001              188,009          861,254
         Provision                            4,636,923                -
         Recoveries                                   -         (401,254)
         Charge offs                         (4,824,932)               -
                                        ---------------- ----------------
         Balance December 31, 2002                    -          460,000
         Recoveries                                   -          (66,000)
         Charge offs                                  -          (80,000)
                                        ---------------- ----------------
         Balance December 31, 2003                  $ -        $ 314,000
                                        ================ ================

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Due to the increased scrutiny and reporting requirements of Sarbanes-Oxley, it came to the attention of the chief executive officer and the chief financial officer of the Partnership in connection with the audit of the Partnership for the year ended December 31, 2003, that enhanced internal controls were needed to facilitate a more effective closing of the Partnership's financial statements, and that this would require additional skilled personnel. To address this issue the Partnership has taken steps to upgrade the accounting staff and will take additional steps in 2004 to add personnel to its accounting department to ensure that the Partnership's ability to execute internal controls in accounting and reconciliation in the closing process will be adequate in all respects. It should be noted that the control issues affecting the closing process and disclosure did not materially affect the accuracy and completeness of the Partnership's financial reporting and disclosure reflected in this report, and the audited financial statements included herein contain no qualification or limitation on the scope of the auditor's opinion.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services LLC (AFS) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 5% by A. J. Batt and 95% by Dean Cash.

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

Dean L. Cash              Chairman of the Board of Directors of ACG, AFS, ALC,
                                AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi        Director, Executive Vice President, Chief Operating
                                Officer and Chief Financial Officer of ACG,
                                AFS, ALC, AEC and AIS

Donald E. Carpenter       Vice President and Controller of ACG, AFS, ALC, AEC
                                and AIS; Chief Financial Officer of ASC

Vasco H. Morais           Senior Vice President, Secretary and General Counsel
                                for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 53, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 50, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 55, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 45, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Partnership.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as Exhibit 14.1 to this report.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2003, 2002 and 2001 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Partnership will pay selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of AFS. Of this amount, the majority is expected to be reallowed to other broker/dealers.

Through December 31, 1996, $11,875,000 of such commissions (the maximum allowable) had been paid to AFS or its affiliates. Of that amount, $10,163,554 was reallowed to other broker/dealers. None have been paid since 1996, nor will any additional amounts be paid in future periods.

Acquisition Fees

Acquisition fees were paid to AFS for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. The total amount of acquisition fees paid to AFS or their affiliates was not to exceed 3% of the aggregate purchase price of equipment acquired with the net proceeds of the offering and was not to exceed 4.5% of the Gross Proceeds of the Offering.

Through December 31, 1996, $5,625,000 of such fees (the maximum allowable amount) had been paid to AFS or its affiliates. No such fees have been paid subsequent to that date.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 3.5% of the gross lease revenues from "operating" leases, as defined, and (ii) 2% of gross lease revenues from "full payout" leases, as defined, which contain net lease provisions.

See Note 5 to the Financial Statements included at Part II, Item 8 of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership's equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, AFS is entitled to receive the Incentive management fee which shall be payable for each fiscal quarter and shall be an amount equal to 1% of cash distributions from operations, sales or refinancing and 3.25% (4% prior to July 1, 1995) of cash distributions from operations to an affiliate of AFS until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee paid to the affiliate of AFS shall be 4% of all distributions of cash from operations, sales or refinancing.

See Notes 5 and 6 to the Financial Statements included at Part II, Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, AFS is entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

Equipment Re-lease Fee

As compensation for providing re-leasing services, AFS is entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such services relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) AFS or their affiliates have and will maintain adequate staff to render such services to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) AFS or its affiliates have rendered substantial re-leasing services in connection with such re-lease and (iv) AFS or its affiliates are compensated for rendering equipment management services. To date, none have been accrued or paid.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. In accordance with the terms of the of Limited Partnership Agreement, additional allocations of income were made to AFS in 2003, 2002 and 2001. The amounts allocated was determined so as to bring AFS's ending capital account balance to zero at the end of each year. See financial statements included in Part II, Item 8 of this report for amounts allocated to AFS in 2003, 2002 and 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2003 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The ultimate shareholders of AFS are beneficial owners of Limited Partnership Units as follows:

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

AFS may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Limited Partners holding 10% or more of the total outstanding Limited Partnership units.


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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                             2003             2002
                                             ----             ----
          Audit fees                     $       35,246   $       39,093
          Audit related fees                          -                -
          Tax fees                               27,050           28,311
          Other                                       -                -
                                        ---------------- ----------------
                                               $ 62,296         $ 67,404
                                        ================ ================

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting as a member of the board of directors of that company.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

       (a)Financial Statements and Schedules

       1. Financial Statements

          Included in Part II of this report:

          Report of Independent Auditors

          Balance Sheets at December 31, 2003 and 2002

          Statements of Operations for the years ended December 31, 2003, 2002 and 2001

          Statements of Changes in Partners' Capital for the years ended December 31, 2003, 2002 and 2001

          Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

          Notes to Financial Statements

       2. Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       (b)Reports on Form 8-K for the fourth quarter of 2003

          None

       (c)Exhibits

          (3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1994 (File No. 33-81952).

          (14.1) Code of Ethics

          (31.1) Certification of Paritosh K. Choksi

          (31.2) Certification of Dean L. Cash

          (32.1)  Certification  Pursuant to 18 U.S.C.  section  1350 of Dean L.
          Cash

          (32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:           3/26/2004

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



        SIGNATURE                  CAPACITIES                             DATE



      /s/ Dean Cash       President, Chairman and Chief Executive      3/26/2004
-------------------------- Officer of ATEL Financial Services, LLC
        Dean Cash




 /s/ Paritosh K. Choksi   Executive Vice President and director of     3/26/2004
-------------------------- ATEL Financial Services LLC, Principal
   Paritosh K. Choksi      financial officer of registrant; principal
                           financial officer and director of ATEL
                           Financial Services, LLC




 /s/ Donald E. Carpenter  Principal accounting officer of              3/26/2004
-------------------------- registrant; principal accounting officer
   Donald E. Carpenter     of ATEL Financial Services, LLC





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

EXHIBIT 14.1


                               ATEL CAPITAL GROUP

  CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND CHIEF
                               ACCOUNTING OFFICER

A. SCOPE.

This ATEL Capital Group Code of Ethics is applicable to the ATEL Capital Group's Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, or persons acting in such capacity (collectively the "Covered Officers"), each of whom acts in such capacity on behalf of its affiliate, ATEL Financial Services, LLC, which is the general partner or manager, as the case may be, of each of the public limited partnerships and limited liability companies sponsored by the Company. ATEL Capital Group is referred to herein as the "Company," ATEL Financial Services, LLC is referred to as "AFS" and the sponsored limited partnerships and limited liability companies are referred to herein as the "Funds" and each of them as a "Fund." The board of directors of ATEL Leasing Corporation ("ALC"), an affiliate of the Company that serves as the managing member of ATEL Financial Services, LLC, ("AFS") the manager or general partner of each of the Funds, is the first board of directors in management succession for each Fund.

Accordingly, under the Securities and Exchange Commission's interpretation of its disclosure rules, the ATEL Leasing Corporation board of directors functions as the de facto audit committee for each Fund with respect to all procedural and disclosure requirements applicable to audit committees under Securities and Exchange Commission rules. The Company's Board of Directors shall have oversight responsibility over the activities of ALC's Board of Directors for purposes of this Code of Ethics.

B. PURPOSE.

The Company is proud of the values with which it and its subsidiaries and affiliates conduct business. It has and will continue to uphold the highest levels of business ethics and personal integrity in all types of transactions and interactions. To this end, this Code of Ethics serves to (1) emphasize the Company's commitment to ethics and compliance with the law; (2) set forth basic standards of ethical and legal behavior; (3) provide reporting mechanisms for known or suspected ethical or legal violations; and (4) help prevent and detect wrongdoing. This Code of Ethics is intended to augment and supplement the standard of ethics and business conduct expected of all Company employees, and its limitation to Covered Officers is not intended to limit the obligation of all Company employees to adhere to the highest standards of business ethics and integrity in all transactions and interactions conducted while in the Company's employ.

Given the variety and complexity of ethical questions that may arise in the course of business of the Company and its subsidiaries, this Code of Ethics serves only as a rough guide. Confronted with ethically ambiguous situations, the Covered Officers should remember the Company's commitment to the highest ethical standards and seek independent advice, where necessary, to ensure that all actions they take on behalf of the Company and its subsidiaries honor this commitment.

C. ETHICS STANDARDS.

1. Honest and Ethical Conduct.

The Covered Officers shall behave honestly and ethically at all times and with all people. They shall act in good faith, with due care, and shall engage only in fair and open competition, by treating ethically competitors, suppliers, customers, and colleagues. They shall not misrepresent facts or engage in illegal, unethical, or anti-competitive practices for personal or professional gain.

2. Conflicts of Interest.

This fundamental standard of honest and ethical conduct extends to the handling of conflicts of interest. The Covered Officers shall avoid any actual, potential, or apparent conflicts of interest with the Company and its subsidiaries and affiliates, including the Funds, and any personal activities, investments, or associations that might give rise to such conflicts. They shall not compete with or use the Company, any of its subsidiaries or a Fund for personal gain, self-deal, or take advantage of corporate or Fund opportunities. They shall act on behalf of the Company, its subsidiaries and the Funds free from improper influence or the appearance of improper influence on their judgment or performance of duties. A Covered Officer shall disclose any material transaction or relationship that reasonably could be expected to give rise to such a conflict to the Company's General Counsel or a member of the Company's Board of Directors. No action may be taken with respect to such transaction or party unless and until the Company's Board of Directors has approved such action.

Notwithstanding the foregoing, it is understood, as fully disclosed in the offering documents for each Fund, that AFS as manager or general partner of the Fund has certain inherent conflicts of interest. The provisions of each Fund's Operating Agreement or Limited Partnership Agreement have been drafted to address the obligations, restrictions and limitations on the power and authority of AFS to manage each Fund's affairs, including restrictions prohibiting or limiting the terms of any transactions in which conflicts of interest may arise. Furthermore, AFS has a fiduciary duty to each Fund as its manager or general partner. It is therefore expressly understood by the Company and the Covered Officers that any and all actions by AFS and its personnel that comply with the provisions of a Fund's Operating Agreement or Limited Partnership Agreement, as the case may be, and are consistent with AFS's fiduciary duty to the Fund, will not be considered material transactions or relationships which require disclosure or reporting under this Code of Ethics.

3. Timely and Truthful Disclosure.

In reports and documents filed with or submitted to the Securities and Exchange Commission and other regulators by the Company, its subsidiaries or affiliates or a Fund, and in other public communications made by the Company, its subsidiaries or affiliates or a Fund, the Covered Officers shall make disclosures that are full, fair, accurate, timely, and understandable. The Covered Officers shall provide thorough and accurate financial and accounting data for inclusion in such disclosures. The Covered Officers shall not knowingly conceal or falsify information, misrepresent material facts, or omit material facts necessary to avoid misleading the Company's, any of its subsidiaries' or affiliates' or a Fund's independent public auditors or investors.

4. Legal Compliance.

In conducting the business of the Company, its subsidiaries and affiliates and the Funds, the Covered Officers shall comply with applicable governmental laws, rules, and regulations at all levels of government in the United States and in any non-U.S. jurisdiction in which the Company, any of its affiliates or subsidiaries or a Fund does business, as well as applicable rules and regulations of self-regulatory organizations of which the Company, any of its affiliates or subsidiaries or a Fund is a member. If the Covered Officer is unsure whether a particular action would violate an applicable law, rule, or regulation, he or she should seek the advice of inside counsel (if available), and, where necessary, outside counsel before undertaking it.

D. VIOLATIONS OF ETHICAL STANDARDS.

1. Reporting Known or Suspected Violations.

The Covered Officers will promptly bring to the attention of the Company's General Counsel or the Board of Directors any information concerning a material violation of any of the laws, rules or regulations applicable to the Company and the operation of its businesses, by the Company or any agent thereof, or of violation of this Code of Ethics. The Company's General Counsel will investigate reports of violations and the findings communicated to the Company's Board of Directors.

2. Accountability for Violations.

If the Company's Board of Directors determines that this Code of Ethics has been violated, either directly, by failure to report a violation, or by withholding information related to a violation, it may discipline the offending Covered Officer for non-compliance with penalties up to and including termination of employment. Violations of this Code of Ethics may also constitute violations of law and may result in criminal penalties and civil liabilities for the offending Covered Officer and the Company, its subsidiaries, affiliates or a Fund.

Exhibit 31.1
                                 CERTIFICATIONS


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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



Date:        3/26/2004

/s/ Paritosh K. Choksi
---------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

Exhibit 31.2
                                 CERTIFICATIONS


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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



Date:        3/26/2004

 /s/ Dean Cash
-------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:        3/26/2004



 /s/ Dean Cash
-------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund VI, LP, (the "Partnership") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:        3/26/2004



/s/ Paritosh K. Choksi
----------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant