Form 10QSB
period 2004-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2004-05-14
CIK 927569

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 2004

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

State issuer's revenues for its most recent fiscal year: $7,642,647

The number of Limited Partnership Units outstanding as of March 31, 2004 was 12,490,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      ATEL CASH DISTRIBUTION FUND VI, L.P.


  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

          Balance Sheet, March 31, 2004.

          Income Statements for the three month periods ended March 31, 2004 and 2003.

          Statements of Changes in Partners' Capital for the year ended December 31, 2003 and for the three month period ended March 31, 2004..

          Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003.

          Notes to the Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2004
                                   (Unaudited)


                                     ASSETS

Cash and cash equivalents                                          $ 2,608,570

Accounts receivable, net of allowance for doubtful
   accounts of $300,000                                                534,119

Investments in leases                                               20,438,875
                                                                ---------------
Total assets                                                      $ 23,581,564
                                                                ===============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                    $ 530,390

Accounts payable:
   General Partner                                                      89,488
   Other                                                               244,054

Accrued interest payable                                                 3,510

Unearned operating lease income                                        111,121
                                                                ---------------
Total liabilities                                                      978,563
Partners' capital:
     General Partner                                                         -
     Limited Partners                                               22,603,001
                                                                ---------------
Total partners' capital                                             22,603,001
                                                                ---------------
Total liabilities and partners' capital                           $ 23,581,564
                                                                ===============



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

Revenues:                                           2004             2003
                                                    ----             ----
   Leasing activities:
      Operating leases                             $ 1,233,716      $ 2,436,898
      Direct financing leases                          321,080          212,663
      Gain (loss) on sales of assets                   107,776          (71,983)
Interest                                                 2,149            1,066
Other                                                  103,257           13,830
                                              ----------------- ----------------
                                                     1,767,978        2,592,474
Expenses:
Impairment losses                                    1,238,137                -
Depreciation of operating lease assets                 659,721          985,046
Cost reimbursements to General Partner                 154,283          171,747
Railcar maintenance                                     68,604           62,591
Other management fees                                   57,953           17,080
Equipment and incentive management fees
   to General Partner                                   46,291          184,564
Interest expense                                        27,265          183,128
Professional fees                                       25,342           25,160
Recovery of doubtful accounts                          (14,000)        (367,099)
Outside services                                         8,175           43,379
Amortization of initial direct costs                     7,496           11,492
Other                                                   38,118           67,511
                                              ----------------- ----------------
                                                     2,317,385        1,384,599
                                              ----------------- ----------------
Net (loss) income                                   $ (549,407)     $ 1,207,875
                                              ================= ================

Net income (loss):
   General Partner                                     $ 5,855         $ 46,866
   Limited Partners                                   (555,262)       1,161,009
                                              ----------------- ----------------
                                                    $ (549,407)     $ 1,207,875
                                              ================= ================

Net (loss) income per Limited Partnership Unit         $ (0.04)          $ 0.09
Weighted average number of Units outstanding        12,490,076       12,490,076

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   AND FOR THE
                               THREE MONTH PERIOD
                              ENDED MARCH 31, 2004
                                   (Unaudited)


                                                    Limited Partners       General
                                       Units              Amount           Partner            Total

Balance December 31, 2002               12,490,076       $ 23,607,548           $     -      $ 23,607,548

Distributions to Limited Partners                -         (1,363,253)                -        (1,363,253)
Distributions to General Partner                 -                  -           (46,866)          (46,866)
Net income                                       -          1,538,968            46,866         1,585,834
                                  -----------------  ----------------- ----------------- -----------------
Balance December 31, 2003               12,490,076         23,783,263                 -        23,783,263

Distributions to Limited Partners                -           (625,000)                -          (625,000)
Distributions to General Partner                 -                  -            (5,855)           (5,855)
Net (loss) income                                -           (555,262)            5,855          (549,407)
                                  -----------------  ----------------- ----------------- -----------------
Balance March 31, 2004                  12,490,076       $ 22,603,001           $     -      $ 22,603,001
                                  =================  ================= ================= =================





                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                                                   2004              2003
                                                                                   ----              ----
Operating activities:
Net (loss) income                                                                  $ (549,407)      $ 1,207,875
Adjustments to reconcile net (loss) income to net cash provided by operating activities;
   Impairment losses                                                                1,238,137                 -
   Depreciation of operating lease assets                                             659,721           985,046
   Amortization of initial direct costs                                                 7,496            11,492
   (Gain) loss on sales of assets                                                    (107,776)           71,983
   Recovery of doubtful accounts                                                      (14,000)         (367,099)
   Changes in operating assets and liabilities:
      Accounts receivable                                                             184,351          (716,046)
      Accounts payable, General Partner                                                22,050           134,607
      Accounts payable, other                                                        (379,479)          277,609
      Accrued interest payable                                                           (546)          130,592
      Unearned lease income                                                             1,884           142,669
                                                                             ----------------- -----------------
Net cash provided by operating activities                                           1,062,431         1,878,728
                                                                             ----------------- -----------------

Investing activities:
Proceeds from sales of assets                                                         482,139           102,124
Reduction of net investment in direct financing leases                                322,579           310,995
                                                                             ----------------- -----------------
Net cash provided by investing activities                                             804,718           413,119
                                                                             ----------------- -----------------

Financing activities:
Distributions to partners                                                            (630,855)       (1,410,518)
Repayments of non-recourse debt                                                      (292,687)          (58,166)
Repayments of borrowings under line of credit                                               -          (500,000)
                                                                             ----------------- -----------------
Net cash used in financing activities                                                (923,542)       (1,968,684)
                                                                             ----------------- -----------------

Net increase in cash and cash equivalents                                             943,607           323,163

Cash and cash equivalents at beginning of period                                    1,664,963           861,707
                                                                             ----------------- -----------------
Cash and cash equivalents at end of period                                        $ 2,608,570       $ 1,184,870
                                                                             ================= =================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                             $ 27,811          $ 52,536
                                                                             ================= =================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service per lease and debt agreement:
Accrued interest payable                                                                  $ -        $ (523,034)
Non-recourse debt                                                                           -        (4,276,966)
                                                                             ----------------- -----------------
                                                                                          $ -       $(4,800,000)
                                                                             ================= =================

Accounts receivable                                                                       $ -       $ 4,800,000
                                                                             ================= =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.


2. Organization and partnership matters:

ATEL Cash Distribution Fund VI, L.P. (the Partnership), was formed under the laws of the State of California on June 29, 1994, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Partnership shall continue until December 31, 2015.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

ATEL Financial Services, LLC (AFS), an affiliated entity, acts as the General Partner of the Partnership.

Certain prior year balances have been reclassified to conform to the current period presentation.

The Partnership is in its liquidation phase and is making distributions on an annual basis.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation /
                                                                               Amortization
                                                                                  Expense or
                                              Balance                          Amortization of      Reclassi-          Balance
                                            December 31,       Impairment      Direct Financing   fications and       March 31,
                                                2003             Losses             Leases         Dispositions          2004
                                                ----             ------             ------       - -------------         ----
Net investment in operating leases            $ 17,825,610               $ -         $ (659,721)       $ (751,069)     $ 16,414,820
Net investment in direct financing
   leases                                        3,747,575                 -           (322,579)          312,500         3,737,496
Assets held for sale or lease, net of
   accumulated depreciation of
   $6,232,715 in 2004 and $4,893,039
   in 2003                                       1,373,856        (1,238,137)                 -            98,365           234,084
Residual interests                                  34,159                 -                  -           (34,159)                -
Initial direct costs, net of
   accumulated amortization of
   $414,684 in 2004 and $407,188 in
   2003                                             59,971                 -             (7,496)                -            52,475
                                          ----------------- -----------------  ----------------- ----------------- -----------------
                                              $ 23,041,171       $(1,238,137)        $ (989,796)       $ (374,363)     $ 20,438,875
                                          ================= =================  ================= ================= =================


Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a of fleet certain refuse and other vehicles and computer equipment had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management recorded a provision for the decline in value of those assets in the amount of $1,238,137 for the three months ended March 31, 2004.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the three month periods ended March 31:

                                              2004              2003
                                              ----              ----
Depreciation expense                           $ 659,721         $ 985,046
Impairment losses                              1,238,137                 -
                                        ----------------- -----------------
                                             $ 1,897,858         $ 985,046
                                        ================= =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                    Balance                             Reclassi-          Balance
                                  December 31,       Depreciation     fications and       March 31,
                                      2003             Expense         Dispositions          2004
                                      ----             -------       - -------------         ----
Transportation                      $ 39,768,030                $ -       $(1,798,296)     $ 37,969,734
Construction                          11,328,744                  -        (4,995,035)        6,333,709
Materials handling                     6,127,982                  -          (380,952)        5,747,030
Office automation                        828,914                  -                 -           828,914
Other                                    366,203                  -                 -           366,203
                                -----------------  ----------------- ----------------- -----------------
                                      58,419,873                  -        (7,174,283)       51,245,590
Less accumulated depreciation        (40,594,263)          (659,721)        6,423,214       (34,830,770)
                                -----------------  ----------------- ----------------- -----------------
                                    $ 17,825,610         $ (659,721)       $ (751,069)     $ 16,414,820
                                =================  ================= ================= =================

Direct financing leases:

As of March 31, 2004, investment in direct financing leases consists of railroad locomotives and ground support equipment. The following lists the components of the Partnership's investment in direct financing leases as of March 31, 2004:

Total minimum lease payments receivable                            $ 4,436,446
Estimated residual values of leased equipment (unguaranteed)           151,731
                                                                 --------------
Investment in direct financing leases                                4,588,177
Less unearned income                                                  (850,681)
                                                                 --------------
Net investment in direct financing leases                          $ 3,737,496
                                                                 ==============

At March 31, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                            Direct
                                        Operating         Financing
                                          Leases            Leases            Total

Nine months ending December 31, 2004      $ 1,066,468       $ 3,852,165       $ 4,918,633
       Year ending December 31, 2005          632,324           386,761         1,019,085
                                2006          340,077            98,760           438,837
                                2007                -            98,760            98,760
                                     ----------------- ----------------- -----------------
                                          $ 2,038,869       $ 4,436,446       $ 6,475,315
                                     ================= ================= =================

All of the property on leases was acquired in 1995, 1996 and 1997.


                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes are fixed and range from 5.5% to 8.64%. The notes mature from 2004 through 2007.

Future minimum principal payments of non-recourse debt are as follows:

                                        Principal          Interest           Total

Nine months ending December 31, 2004        $ 269,182          $ 20,514         $ 289,696
       Year ending December 31, 2005           79,916            18,844            98,760
                                2006           86,868            11,892            98,760
                                2007           94,424             4,337            98,761
                                     ----------------- ----------------- -----------------
                                            $ 530,390          $ 55,587         $ 585,977
                                     ================= ================= =================


5. Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon an estimate of actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of AFS incurred time in performing services on behalf of all of the Partnerships serviced by AFS. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

AFS is entitled to receive incentive management fees (computed as 3.25% of distributions of cash from operations, as defined in the Limited Partnership Agreement) and equipment management fees (computed as 3.5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement).

During the three month periods ended March 31, 2004 and 2003, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                      2004            2003
                                                      ----            ----
Cost reimbursements to AFS                            $ 154,283       $ 171,747
Incentive and equipment management fees to AFS           46,291         184,564
                                                 --------------- ---------------
                                                      $ 200,574       $ 356,311
                                                 =============== ===============

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


6. Line of credit:

The Partnership participates with AFS and certain of its affiliates in a $61,400,000 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of March 31, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility $          -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                26,500,000
                                                                  --------------
Total borrowings under the acquisition facility                      26,500,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                                  --------------
Total outstanding balance                                          $ 26,500,000
                                                                  ==============

Total available under the line of credit                           $ 61,400,000
Total outstanding balance                                           (26,500,000)
                                                                  --------------
Remaining availability                                             $ 34,900,000
                                                                  ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2004.


7. Partners' Capital:

As of March 31, 2004, 12,490,076 Units ($124,907,600) were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership's Net Income, Net Losses, and Distributions, as defined, are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Distributions to the Limited Partners were as follows:

                                                        Three Months
                                                       Ended March 31,
                                                   2004              2003
                                                   ----              ----
Distributions                                       $ 625,000       $ 1,363,253
Weighted average number of Units outstanding       12,490,076        12,490,076
Weighted average distributions per Unit                $ 0.05            $ 0.11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

During the first quarters of 2004 and 2003, the Partnership's primary activity was engaging in equipment leasing and sales activities. During those same periods in 2004 and 2003, the Partnership's primary source of liquidity was rents from operating leases.

The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS' success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with AFS and certain of its affiliates in a $61,400,000 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of March 31, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility $          -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                26,500,000
                                                                  --------------
Total borrowings under the acquisition facility                      26,500,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                                  --------------
Total outstanding balance                                          $ 26,500,000
                                                                  ==============

Total available under the line of credit                           $ 61,400,000
Total outstanding balance                                           (26,500,000)
                                                                  --------------
Remaining availability                                             $ 34,900,000
                                                                  ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2004.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the Limited Partners.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Through March 31, 2004, the Partnership had borrowed $101,227,460 on a non-recourse basis. As of that date, $530,390 remained outstanding. AFS expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate. Borrowings are to be generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. AFS does not anticipate any future non-recourse borrowings.

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

Cash Flows

During the first quarters of 2004 and 2003, the Partnership's primary source of cash from operating activities was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both quarters.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash during the three months ended March 31, 2004 and 2003. Proceeds from sales of lease assets increased from $102,124 during the three months ended March 31, 2003 to $482,139 during the three months ended March 31, 2004. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Assets sold in 2004 consisted primarily of materials handling equipment and various types of vehicles. Cash flows from direct finance leases increased by $11,584 to $322,579 from $310,995 during the three months ended March 31, 2004 and 2003, respectively. This was due to the reclassification of certain operating lease assets to a direct finance lease.

During the three months ended March 31, 2004 and 2003, the single largest financing use of cash was distributions to partners. The amount of such distributions decreased from $1,410,518 during the three months ended March 31, 2003 to $630,855 during the three months ended March 31, 2004. Distribution rates are now being adjusted annually based on the amounts of cash available for distributions. As a result, the amounts distributed from one period to another are expected to fluctuate. In 2003 there was an additional non-recourse borrowing of $706,055. The increased debt has led to the noted increase in repayments during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Under the terms of a wrap lease and the related non-recourse debt agreement the annual lease payments are offset against the annual debt service payment. The agreement is structured so that the amounts of the two payments are equal to each other in each year of the agreement. A right of offset was established as a part of the agreement. The debt associated with the wrap lease was paid off in 2003.

The line of credit was paid off in 2003. There were no borrowings or repayments in 2004.

Results of operations

Operations resulted in a net loss of $549,407 during the three months ended March 31, 2004 compared to net income of 1,207,875 during the three months ended March 31, 2003. The Partnership's primary source of revenues was from operating leases in both periods. Revenues from operating leases decreased from $2,436,898 during the three months ended March 31, 2003 to $1,233,716 during the three months ended March 31, 2004. Depreciation of operating lease assets decreased from $985,046 during the three months ended March 31, 2003 to $659,721 during the three months ended March 31, 2004. Over the last year, lease assets have been sold upon maturity of the underlying leases. These asset sales have led to the decreases in operating lease revenues and depreciation expense.

During the quarter ended March 31, 2003, a portion of the accounts receivable which had been reserved as of December 31, 2002, were collected. As a result, a portion of the amounts previously recorded as an allowance for doubtful accounts was recorded as a recovery of provisions for doubtful accounts. There were no similar significant recoveries in the first quarter of 2004. Recoveries decreased from $367,099 during the three months ended March 31, 2003 to $14,000 during the three months ended March 31, 2004.

Sales of lease assets during the three months ended March 31, 2004 resulted in gains of $107,776. Sales of lease assets during the three months ended March 31, 2003 resulted in losses of $71,983. This is a change of $179,759 from 2003 to 2004. The amounts of such gains and losses is not expected to be consistent from one period to another.

Interest expense has been reduced from $183,128 during the three months ended March 31, 2003 to $27,265 during the three months ended March 31, 2004 due to scheduled payments on the Partnership's non-recourse debt and due to reductions of the amounts borrowed under the line of credit.

Management fees to the General Partner have decreased in total from $184,564 during the three months ended March 31, 2003 to $46,291 during the three months ended March 31, 2004. Equipment management fees are based on the gross rentals of the Partnership and decreased from $153,788 during the three months ended March 31, 2003 to $46,291 during the three months ended March 31, 2004. The decrease is the result of the decreased lease revenues discussed above. Incentive management fees are based on the amounts of cash distributed to the Limited Partners from current year operations. In 2004, the only distribution to the Limited Partners was made in January 2004 based on 2003 operations. As a result, incentive management fees decreased from $30,776 in 2003 to zero in 2004.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review during the three months ended March 31, 2004, management determined that the value of certain refuse and other vehicles and computer equipment had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management recorded a provision for the decline in value of those assets in the amount of $1,238,137 for the three months ended March 31, 2004.


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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of March 31, 2004, there was no balance outstanding on the floating rate line of credit.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of March 31, 2004, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.

Item 4.  Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of the date of this report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the General Partner of the Partnership had identified certain enhanced controls needed to facilitate a more effective closing of the Partnership's financial statements. During the first quarter of 2004 and since the end of the quarter, the General Partner hired a new controller, added additional accounting staff personnel, and has instituted or revised existing procedures in order to ensure that the Partnership's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. The General Partner will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take such steps as deemed necessary in the opinion of the General Partner's chief executive and chief financial officers to ensure the adequacy of the Partnership's accounting controls and procedures.

The General Partner's chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Partnership's financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership's financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets.

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

   2.     Other Exhibits

          31.1 Certification of Paritosh K. Choksi

          31.2 Certification of Dean L. Cash

          32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

          32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

 (b) Report on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 11, 2004

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



                                      By: ATEL Financial Services LLC
                                          General Partner of Registrant




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