Form 10QSB
period 2004-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2004-08-16
CIK 927569

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934.
                       For the quarterly period ended June 30, 2004

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

The number of Limited Partnership Units outstanding as of June 30, 2004 was 12,490,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      ATEL CASH DISTRIBUTION FUND VI, L.P.


  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet, June 30, 2004.

Income Statements for the six and three month periods ended June 30, 2004 and 2003.

Statements of Changes in Partners' Capital for the year ended December 31, 2003 and for the six month period ended June 30, 2004.

Statements of Cash Flows for the six and three month periods ended June 30, 2004 and 2003.

Notes to the Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 2004
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                       $ 3,547,546
Accounts receivable, net of allowance for doubtful
   accounts of $300,000                                             535,794
Investments in leases                                            19,025,848
                                                            ----------------
Total assets                                                    $23,109,188
                                                            ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                 $ 327,812
Accounts payable:
   General Partner
   Other                                                            334,057
Accrued interest payable                                              3,155
Unearned operating lease income                                      96,131
                                                            ----------------
Total liabilities                                                   761,155
Partners' capital:
     General Partner                                                      -
     Limited Partners                                            22,348,033
                                                            ----------------
Total partners' capital                                          22,348,033
                                                            ----------------
Total liabilities and partners' capital                         $23,109,188
                                                            ================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                         Six Months                         Three Months
                                                                       Ended June 30,                      Ended June 30,
Revenues:                                                          2004              2003              2004              2003
                                                                   ----              ----              ----              ----
Leasing activities:
   Operating leases                                               $ 2,373,360       $ 3,946,146        $ 1,139,644      $ 1,509,248
   Direct financing leases                                            626,687           415,085            305,607          202,422
   (Loss) gain on sales of assets                                    (284,704)          556,699           (392,480)         628,682
Interest                                                                6,197             2,090              4,048            1,024
Other                                                                 100,160            22,751             (3,097)           8,921
                                                             ----------------- ----------------- ------------------ ----------------
                                                                    2,821,700         4,942,771          1,053,722        2,350,297
Expenses:
Depreciation of operating leases                                    1,488,399         1,907,182            828,678          922,136
Impairment losses                                                   1,238,137                 -                  -                -
Cost reimbursements to General Partner                                282,169           386,670            127,886          214,923
Railcar maintenance                                                   204,974           190,755            136,370          128,164
Other management fees                                                 100,592            61,350             42,639           44,270
Equipment and incentive management
  fees to General partner                                              80,733           262,330             34,442           77,766
Professional fees                                                      56,844            58,692             31,502           33,532
Interest expense                                                       35,125           226,708              7,860           43,580
Franchise fees and state taxes                                         22,390           258,961             22,390          258,961
Outside services                                                       15,345            47,041              7,170            3,662
Amortization of initial direct costs                                   14,993            19,933              7,497            8,441
Provision for (recovery of) doubtful accounts                           2,076          (417,099)            16,076          (50,000)
Other                                                                  84,298           108,504             46,180           40,993
                                                             ----------------- ----------------- ------------------ ----------------
                                                                    3,626,075         3,111,027          1,308,690        1,726,428
                                                             ----------------- ----------------- ------------------ ----------------
Net (loss) income                                                  $ (804,375)      $ 1,831,744         $ (254,968)       $ 623,869
                                                             ================= ================= ================== ================

Net (loss) income:
   General Partner                                                    $ 5,855          $ 46,866                $ -              $ -
   Limited Partners                                                  (810,230)        1,784,878           (254,968)         623,869
                                                             ----------------- ----------------- ------------------ ----------------
                                                                   $ (804,375)      $ 1,831,744         $ (254,968)       $ 623,869
                                                             ================= ================= ================== ================

Net (loss) income per Limited Partnership Unit                        $ (0.06)           $ 0.14            $ (0.02)          $ 0.05

Weighted average number of Units outstanding                       12,490,076        12,490,076         12,490,076       12,490,076


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                          AND FOR THE SIX MONTH PERIOD
                               ENDED JUNE 30, 2004
                                   (Unaudited)


                                                    Limited Partners        General
                                        Units             Amount            Partner            Total
Balance December 31, 2002                12,490,076      $ 23,607,548                $ -      $23,607,548

Distributions to Limited Partners                 -        (1,363,253)                 -       (1,363,253)
Distributions to General Partner                  -                 -            (46,866)         (46,866)
Net income                                        -         1,538,968             46,866        1,585,834
                                   ----------------- ----------------- ------------------ ----------------
Balance December 31, 2003                12,490,076        23,783,263                  -       23,783,263

Distributions to Limited Partners                 -          (625,000)                 -         (625,000)
Distributions to General Partner                                    -             (5,855)          (5,855)
Net (loss) income                                 -          (810,230)             5,855         (804,375)
                                   ----------------- ----------------- ------------------ ----------------
Balance June 30, 2004                    12,490,076      $ 22,348,033                $ -      $22,348,033
                                   ================= ================= ================== ================








                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                                         Six Months                         Three Months
                                                                       Ended June 30,                      Ended June 30,
                                                                   2004              2003              2004              2003
                                                                   ----              ----              ----              ----
Operating activities:
Net (loss) income:                                                 $ (804,375)      $ 1,831,744         $ (254,968)       $ 623,869
Adjustment to reconcile net (loss) income to
   cash provided by operating activities:
   Depreciation of operating leases                                 1,488,399         1,907,182            828,678          922,136
   Impairment losses                                                1,238,137                 -                  -                -
   Amortization of initial direct costs                                14,993            19,933              7,497            8,441
   Loss (gain) on sales of assets                                     284,704          (556,699)           392,480         (628,682)
   Provision for (recovery of) doubtful accounts                        2,076          (417,099)            16,076          (50,000)
   Changes in operating assets and liabilities:
      Accounts receivable                                             166,600          (622,169)           (17,751)          93,877
      Accounts payable, General Partner                               (67,438)           54,576            (89,488)         (80,031)
      Accounts payable, other                                        (289,476)         (173,951)            90,003         (451,560)
      Accrued interest payable                                           (901)          130,419               (355)            (173)
      Unearned lease income                                           (13,106)          143,646            (14,990)             977
                                                             ----------------- ----------------- ------------------ ----------------
Net cash provided by operating activities                           2,019,613         2,317,582            957,182          438,854
                                                             ----------------- ----------------- ------------------ ----------------

Investing activities:
Proceeds from sales of assets                                         803,329         1,086,800            321,190          984,676
Reduction of net investment in direct financing leases                185,761           157,731           (136,818)        (153,264)
                                                             ----------------- ----------------- ------------------ ----------------
Net cash provided by investing activities                             989,090         1,244,531            184,372          831,412
                                                             ----------------- ----------------- ------------------ ----------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                   (Continued)


                                                                         Six Months                         Three Months
                                                                       Ended June 30,                      Ended June 30,
                                                                   2004              2003              2004              2003
                                                                   ----              ----              ----              ----
Financing activities:
Distributions to Limited Partners                                    (625,000)       (1,363,253)                 -              399
Distributions to General Partner                                       (5,855)          (46,866)                 -                -
Repayments of non-recourse debt                                      (495,265)         (107,682)          (202,578)         (49,516)
Repayments of borrowings under line of credit                               -        (1,100,000)                 -         (600,000)
                                                             ----------------- ----------------- ------------------ ----------------
Net cash used in financing activities                              (1,126,120)       (2,617,801)          (202,578)        (649,117)
                                                             ----------------- ----------------- ------------------ ----------------

Net increase in cash and cash equivalents                           1,882,583           944,312            938,976          621,149
Cash and cash equivalents at beginning
  of period                                                         1,664,963           861,707          2,608,570        1,184,870
                                                             ----------------- ----------------- ------------------ ----------------
Cash and cash equivalents at end of period                        $ 3,547,546       $ 1,806,019        $ 3,547,546      $ 1,806,019
                                                             ================= ================= ================== ================

Supplemental disclosures of cash
  flow information
Cash paid during the period for interest                             $ 36,026          $ 96,289            $ 8,215         $ 43,753
                                                             ================= ================= ================== ================

Supplemental disclosure of non-cash transactions:
Offset of accounts receivable and debt service
  per lease and debt agreement:
Accrued interest payable                                                  $ -        $ (523,034)               $ -              $ -
Non-recourse debt                                                           -        (4,276,966)                 -                -
                                                             ----------------- ----------------- ------------------ ----------------
Accounts receivable                                                       $ -       $(4,800,000)               $ -              $ -
                                                             ================= ================= ================== ================







                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

                                  JUNE 30, 2004
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation /
                                                                               Amortization
                                                                                  Expense or
                                              Balance                          Amortization of       Reclassi-          Balance
                                            December 31,        Impairment     Direct Financing    fications and       June 30,
                                                2003              Losses            Leases         Dispositions          2004
                                                ----              ------            ------       - -------------         ----
Net investment in operating leases             $ 17,825,610               $ -       $(1,488,399)       $(1,389,269)     $14,947,942
Net investment in direct financing
   leases                                         3,747,575                 -          (185,761)           312,498        3,874,312
Assets held for sale or lease, net of
   accumulated depreciation of
   $4,950,019 in 2004 and
   $4,893,039 in 2003                             1,373,856        (1,238,137)                -             22,897          158,616
Residual interests                                   34,159                 -                 -            (34,159)               -
Initial direct costs, net of
   accumulated amortization of
   $396,040 in 2004 and $407,188 in
   2003                                              59,971                 -           (14,993)                 -           44,978
                                          ------------------ ----------------- ----------------- ------------------ ----------------
                                               $ 23,041,171       $(1,238,137)      $(1,689,153)       $(1,088,033)     $19,025,848
                                          ================== ================= ================= ================== ================

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleet of certain refuse and other vehicles and computer equipment had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management recorded a provision for the decline in value of those assets in the amount of $1,238,137 for the three months ended March 31, 2004.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for lease or sale consist of the following for the three and six month periods ended June 30:

                                          Six Months                         Three Months
                                        Ended June 30,                       Ended June 30,
                                        --------------                       --------------
                                             2004              2003              2004              2003
                                             ----              ----              ----              ----
Depreciation of operating lease assets      $ 1,488,399       $ 1,907,182          $ 828,678        $ 922,136
Impairment losses                             1,238,137                 -                  -                -
                                       ----------------- ----------------- ------------------ ----------------
                                            $ 2,726,536       $ 1,907,182          $ 828,678        $ 922,136
                                       ================= ================= ================== ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Net investment in operating leases:

Property on operating leases consists of the following:

                                  Balance                             Reclassi-          Balance
                                December 31,      Depreciation      fications and       June 30,
                                    2003            Expense         Dispositions          2004
                                    ----            -------       - -------------         ----
Transportation                    $ 39,768,030               $ -        $(3,642,301)     $36,125,729
Construction                        11,328,744                 -        (11,240,097)          88,647
Materials handling                   6,127,982                 -           (521,991)       5,605,991
Office automation                      828,914                 -            (24,658)         804,256
Other                                  366,203                 -                  -          366,203
                              ----------------- ----------------- ------------------ ----------------
                                    58,419,873                 -        (15,429,047)      42,990,826
Less accumulated depreciation      (40,594,263)       (1,488,399)        14,039,778      (28,042,884)
                              ----------------- ----------------- ------------------ ----------------
                                  $ 17,825,610       $(1,488,399)       $(1,389,269)     $14,947,942
                              ================= ================= ================== ================

Net investment in direct financing leases:

As of June 30, 2004, net investment in direct financing leases consists of railroad locomotives and ground support equipment. The following lists the components of the Company's net investment in direct financing leases as of June 30, 2004:

Total minimum lease payments receivable                         $ 4,267,756
Estimated residual values of leased equipment (unguaranteed)        151,631
                                                               -------------
Investment in direct financing leases                             4,419,387
Less unearned income                                               (545,075)
                                                               -------------
Net investment in direct financing leases                       $ 3,874,312
                                                               =============

At June 30, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                           Direct
                                       Operating          Financing
                                         Leases            Leases             Total
Six months ending December 31, 2004        $ 752,927        $ 3,683,475      $ 4,436,402
      Year ending December 31, 2005          766,408            386,761        1,153,169
                               2006          448,320             98,760          547,080
                               2007           26,970             98,760          125,730
                                    ----------------- ------------------ ----------------
                                         $ 1,994,625        $ 4,267,756      $ 6,262,381
                                    ================= ================== ================

All of the property on leases was acquired in 1995, 1996 and 1997.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 8.37% to 8.64%.

Future minimum principal payments of non-recourse debt are as follows:

                                       Principal          Interest            Total
Six months ending December 31, 2004         $ 66,603           $ 12,298         $ 78,901
      Year ending December 31, 2005           79,916             18,844           98,760
                               2006           86,868             11,892           98,760
                               2007           94,425              4,336           98,761
                                    ----------------- ------------------ ----------------
                                           $ 327,812           $ 47,370        $ 375,182
                                    ================= ================== ================


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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


5. Related party transactions (continued):

During the three and six month periods ended June 30, 2004 and 2003, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                           Six Months                         Three Months
                                                         Ended June 30,                      Ended June 30,
                                                         --------------                      --------------
                                                     2004              2003              2004              2003
                                                     ----              ----              ----              ----

Cost reimbursements to AFS                            $ 282,169         $ 386,670          $ 127,886        $ 214,923
Incentive and equipment management fees to AFS           80,733           262,330             34,442           77,766
                                               ----------------- ----------------- ------------------ ----------------
                                                      $ 362,902         $ 649,000          $ 162,328        $ 292,689
                                               ================= ================= ================== ================


6.  Line of credit:

The Partnership participates with AFS and certain of its affiliates in a $61,945,455 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of June 30, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                   $            -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility             18,000,000
                                                             ----------------
Total borrowings under the acquisition facility                   18,000,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                      -
                                                             ----------------
Total outstanding balance                                     $   18,000,000
                                                             ================

Total available under the line of credit                      $   61,945,455
Total outstanding balance                                        (18,000,000)
                                                             ----------------
Remaining availability                                        $   43,945,455
                                                             ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2004.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


7.  Partners' Capital:

As of June 30, 2004, 12,490,076 Units ($124,907,600) were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership's Net Income, Net Losses, and Distributions, as defined, are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Distributions to the Limited Partners were as follows:

                                                       Six Months                         Three Months
                                                     Ended June 30,                      Ended June 30,
                                                     --------------                      --------------
                                                 2004              2003              2004              2003
                                                 ----              ----              ----              ----
Distributions                                     $ 625,000       $ 1,363,253               $ -           $ (399)
Weighted average number of Units outstanding     12,490,076        12,490,076        12,490,076       12,490,076
Weighted average distributions per Unit              $ 0.05            $ 0.11               $ -          $ (0.00)

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

Capital Resources and Liquidity

During the first half of 2004 and 2003, the Partnership's primary activity was engaging in equipment leasing activities. During this same period in 2004 and 2003, the Partnership's primary source of liquidity was rents from operating leases.

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

The Partnership participates with AFS and certain of its affiliates in a $61,945,455 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of June 30, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                   $            -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility             18,000,000
                                                             ----------------
Total borrowings under the acquisition facility                   18,000,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                      -
                                                             ----------------
Total outstanding balance                                     $   18,000,000
                                                             ================

Total available under the line of credit                      $   61,945,455
Total outstanding balance                                        (18,000,000)
                                                             ----------------
Remaining availability                                        $   43,945,455
                                                             ================

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

Through June 30, 2004, the Partnership had cumulatively borrowed $101,227,460 on a non-recourse basis. As of that date, $327,812 remained outstanding. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

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

Cash Flows

During the six and three month periods ending June 30 of 2004 and 2003, the Partnership's primary source of cash from operating activities was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both periods in both years.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash during the three and six month periods ended June 30, 2004 and 2003. Proceeds from sales of lease assets decreased from $984,676 for the three months ended June 30, 2003 to $321,190 during the three months ended June 30, 2004, and from $1,086,800 for the six months ending June 30, 2003 to $803,329 for the comparable period ending June 30, 2004. Proceeds from sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Assets sold in 2004 consisted primarily of construction and materials handling equipment and various types of vehicles. Cash flows from direct finance leases increased from $157,731 for the six month period ended June 30, 2003 to $185,761 for the comparable period in 2004. This was due to the reclassification of certain operating lease assets to a direct finance lease.

During the three and six month periods ended June 30, 2004 and 2003, the single largest financing use of cash was distributions to limited partners. The amount of such distributions decreased during the six months ended June 30, 2004 because of a change in the per Unit distribution rate. Distributions are determined annually by AFS based on amounts of cash available after taking into consideration the amounts that will be required for operations. In 2003 there was an additional non-recourse borrowing of $706,055. The increased debt has led to the noted increase in repayments during the six and three month periods ended June 30, 2004 compared to the comparable periods in 2003.

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

Results of operations

Operations resulted in a net loss of $254,968 during the three months ended June 30, 2004 compared to net income of $623,869 during the three months ended June 30, 2003 . Net loss for the six months ended June 30, 2004 was $804,375 compared with net income of $1,831,744 for the comparable period in 2003. The
Partnership's primary source of revenues was from operating leases in both years. Depreciation of operating lease assets decreased for the six month periods from $1,907,182 in 2003 to $1,488,399 in 2004 and for the three month periods from $922,136 in 2003 to $828,678 in 2004. Operating lease revenues and depreciation have declined as a result of lease maturities and sales of the underlying lease assets over the last year.

During the first half of 2003, a portion of the accounts receivable which had been reserved as of December 31, 2002, were collected. As a result, a portion of the amounts previously recorded as an allowance for doubtful accounts was recorded as a recovery of provisions for doubtful accounts. There were no similar significant recoveries in the first half of 2004.

Sales of assets during the six month period ended June 30, 2004 resulted in a loss of $284,704 compared to a gain of $556,699 during the comparable period in 2003. Sales of assets during the three month period ended June 30, 2004 resulted in a loss of $392,480 compared to a gain of $628,682 in the comparable period of 2003. The amounts of such gains and losses are not expected to be consistent from one period to another.

Interest expense has decreased from $226,708 during the six months ended June 30, 2003 to $35,125 during the six months ended June 30, 2004. Interest expense has decreased from $43,580 during the three months ended June 30, 2003 to $7,860 during the three months ended June 30, 2004. These decreases were due to scheduled payments on the Partnership's non-recourse debt and due to reductions of the amounts borrowed under the line of credit.

Management fees paid to AFS have decreased from $262,330 in 2003 to $80,733 in 2004 (six months) and from $77,766 in 2003 to $34,442 in 2004 (three months). Equipment management fees are based on the gross rentals of the Partnership and decreased from $200,777 for the six months ended June 30, 2003 to $80,733 for the six months ended June 30, 2004. For the three month periods ended June 30, 2003 and 2004, respectively, equipment management fees decreased from $46,989 to $34,442. Incentive management fees are based on the amounts of cash distributions to the Limited Partners from current year operations. In 2004, the only distribution to the Limited Partners was made in January 2004 based on 2003 operations. As a result, incentive management fees decreased from $61,553 (six months) and $30,777 (three months) in 2003 to zero in 2004.

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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of June 30, 2004, there was no balance outstanding on the floating rate line of credit.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of June 30, 2004, no swaps or other derivative financial instruments were held by the Partnership. The
Partnership does not hold or issue derivative financial instruments for speculative purposes.

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

Item 2. Changes in Securities and Use of Proceeds

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

Date:
August 11, 2004

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)



  By:  ATEL Financial Corporation
       General Partner of Registrant




  By: /s/ Dean L. Cash
      --------------------------------------------------------
      Dean L. Cash
      President and Chief Executive Officer
      of General Partner




  By: /s/ Paritosh K. Choksi
      --------------------------------------------------------
      Paritosh K. Choksi
      Principal Financial Officer
      of Registrant




  By: /s/ Donald E.  Carpenter
      --------------------------------------------------------
      Donald E. Carpenter
      Principal Accounting
      Officer of Registrant