Form 10QSB
period 2004-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2004-11-15
CIK 927569

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended September 30, 2004

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

The number of Limited Partnership Units outstanding as of September 30, 2004 was 12,490,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      ATEL CASH DISTRIBUTION FUND VI, L.P.


  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet, September 30, 2004.

Income Statements for the nine and three month periods ended September 30, 2004 and 2003.

Statements of Changes in Partners' Capital for the year ended December 31, 2003 and for the nine month period ended September 30, 2004.

Statements of Cash Flows for the nine and three month periods ended September 30, 2004 and 2003.

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

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2004
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                           $ 4,976,058
Accounts receivable, net of allowance for doubtful accounts
   of $328,000                                                          510,986
Investments in leases                                                15,050,122
                                                                ----------------
Total assets                                                        $20,537,166
                                                                ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                     $ 300,270
Accounts payable:
   General Partner                                                       79,712
   Other                                                                277,553
Accrued interest payable                                                  3,200
Unearned operating lease income                                         108,584
                                                                ----------------
Total liabilities                                                       769,319
Partners' capital:
     General Partner                                                          -
     Limited Partners                                                19,767,847
                                                                ----------------
Total partners' capital                                              19,767,847
                                                                ----------------
Total liabilities and partners' capital                             $20,537,166
                                                                ================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                Nine Months                         Three Months
                                                            Ended September 30,                 Ended September 30,
Revenues:                                                  2004              2003              2004              2003
Leasing activities:
   Operating leases                                       $ 3,324,957       $ 5,129,917          $ 951,597      $ 1,183,771
   Direct financing leases                                    921,307           615,619            294,620          200,534
   (Loss) gain on sales of assets                            (466,048)          179,398           (181,344)        (377,301)
Interest                                                       11,944             3,767              5,747            1,677
Other                                                         226,969            34,983            126,809           12,232
                                                     ----------------- ----------------- ------------------ ----------------
                                                            4,019,129         5,963,684          1,197,429        1,020,913
Expenses:
Depreciation of operating leases                            1,858,088         2,768,796            369,689          861,614
Impairment losses                                           1,238,137                 -                  -                -
Cost reimbursements to General Partner                        447,888           510,921            165,719          124,251
Railcar maintenance                                           296,308           339,499             91,334          148,744
Equipment and incentive management
  fees to General partner                                     212,798           291,961            132,065           29,631
Other management fees                                         135,452           114,454             34,860           53,104
Professional fees                                              63,527            76,156              6,683           17,464
Interest expense                                               41,609           252,353              6,484           25,645
Outside services                                               40,876            66,712             25,531           19,671
Provision for (recovery of) doubtful accounts                  30,076          (357,099)            28,000           60,000
Amortization of initial direct costs                           22,489            27,689              7,496            7,756
Franchise fees and state taxes                                 22,390           258,961                  -                -
Other                                                         155,645           189,242             71,347           80,738
                                                     ----------------- ----------------- ------------------ ----------------
                                                            4,565,283         4,539,645            939,208        1,428,618
                                                     ----------------- ----------------- ------------------ ----------------
Net (loss) income                                          $ (546,154)      $ 1,424,039          $ 258,221       $ (407,705)
                                                     ================= ================= ================== ================

Net (loss) income:
   General Partner                                           $ 33,993          $ 46,866           $ 28,138              $ -
   Limited Partners                                          (580,147)        1,377,173            230,083         (407,705)
                                                     ----------------- ----------------- ------------------ ----------------
                                                           $ (546,154)      $ 1,424,039          $ 258,221       $ (407,705)
                                                     ================= ================= ================== ================

Net (loss) income per Limited Partnership Unit                $ (0.05)           $ 0.11             $ 0.02          $ (0.03)

Weighted average number of Units outstanding               12,490,076        12,490,076         12,490,076       12,490,076


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                          AND FOR THE NINE MONTH PERIOD
                            ENDED SEPTEMBER 30, 2004
                                   (Unaudited)


                                                     Limited Partners        General
                                         Units             Amount            Partner            Total
Balance December 31, 2002                 12,490,076      $ 23,607,548                $ -      $23,607,548

Distributions to Limited Partners                  -        (1,363,253)                 -       (1,363,253)
Distributions to General Partner                   -                 -            (46,866)         (46,866)
Net income                                         -         1,538,968             46,866        1,585,834
                                    ----------------- ----------------- ------------------ ----------------
Balance December 31, 2003                 12,490,076        23,783,263                  -       23,783,263

Distributions to Limited Partners                  -        (3,435,269)                 -       (3,435,269)
Distributions to General Partner                                     -            (33,993)         (33,993)
Net (loss) income                                  -          (580,147)            33,993         (546,154)
                                    ----------------- ----------------- ------------------ ----------------
Balance September 30, 2004                12,490,076      $ 19,767,847                $ -      $19,767,847
                                    ================= ================= ================== ================








                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                     Nine Months                        Three Months
                                                                 Ended September 30,                Ended September 30,
                                                               2004              2003              2004              2003
Operating activities:
Net (loss) income:                                             $ (546,154)      $ 1,424,039          $ 258,221       $ (407,705)
Adjustment to reconcile net (loss) income to
   cash provided by operating activities:
   Depreciation of operating leases                             1,858,088         2,768,796            369,689          861,614
   Impairment losses                                            1,238,137                 -                  -                -
   Amortization of initial direct costs                            22,489            27,689              7,496            7,756
   Loss (gain) on sales of assets                                 466,048          (179,398)           181,344          377,301
   Provision for (recovery of) doubtful accounts                   30,076          (357,099)            28,000           60,001
   Changes in operating assets and liabilities:
      Accounts receivable                                         163,408          (587,915)            (3,192)          34,254
      Accounts payable, General Partner                            12,274            (9,635)            79,712          (64,211)
      Accounts payable, other                                    (345,980)         (202,224)           (56,504)         (28,269)
      Accrued interest payable                                       (856)          132,447                 45            2,028
      Unearned lease income                                          (653)            2,135             12,453         (141,511)
                                                         ----------------- ----------------- ------------------ ----------------
Net cash provided by operating activities                       2,896,877         3,018,835            877,264          701,258
                                                         ----------------- ----------------- ------------------ ----------------

Investing activities:
Proceeds from sales of assets                                   1,007,076         1,924,184            203,747          837,384
Reduction of net investment in direct financing leases          3,399,211           485,737          3,213,450          328,006
                                                         ----------------- ----------------- ------------------ ----------------
Net cash provided by investing activities                       4,406,287         2,409,921          3,417,197        1,165,390
                                                         ----------------- ----------------- ------------------ ----------------

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                   (Continued)


                                                                      Nine Months                        Three Months
                                                                  Ended September 30,                Ended September 30,
                                                                2004              2003              2004              2003
Financing activities:
Distributions to Limited Partners                               (3,435,269)       (1,363,253)        (2,810,269)               -
Distributions to General Partner                                   (33,993)          (46,866)           (28,138)               -
Repayments of non-recourse debt                                   (522,807)         (133,020)           (27,542)         (25,338)
Borrowings of non-recourse debt                                          -           706,055                  -          706,055
Repayments of borrowings under line of credit                            -        (5,100,000)                 -       (4,000,000)
                                                          ----------------- ----------------- ------------------ ----------------
Net cash used in financing activities                           (3,992,069)       (5,937,084)        (2,865,949)      (3,319,283)
                                                          ----------------- ----------------- ------------------ ----------------

Net increase in cash and cash equivalents                        3,311,095          (508,328)         1,428,512       (1,452,635)
Cash and cash equivalents at beginning
  of period                                                      1,664,963           861,707          3,547,546        1,806,014
                                                          ----------------- ----------------- ------------------ ----------------
Cash and cash equivalents at end of period                     $ 4,976,058         $ 353,379        $ 4,976,058        $ 353,379
                                                          ================= ================= ================== ================

Supplemental disclosures of cash
  flow information
Cash paid during the period for interest                          $ 42,465         $ 119,906            $ 6,439         $ 23,617
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

                               SEPTEMBER 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

                               SEPTEMBER 30, 2004
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation /
                                                                               Amortization
                                                                                  Expense or
                                              Balance                          Amortization of       Reclassi-          Balance
                                            December 31,        Impairment     Direct Financing    fications and     September 30,
                                                2003              Losses            Leases         Dispositions          2004

Net investment in operating leases             $ 17,825,610               $ -       $(1,858,088)       $(1,774,116)     $14,193,406
Net investment in direct financing
   leases                                         3,747,575                 -        (3,399,211)           312,501          660,865
Assets held for sale or lease, net of
   accumulated depreciation of
   $3,658,387 in 2004 and
   $4,893,039 in 2003                             1,373,856        (1,238,137)                -             22,650          158,369
Residual interests                                   34,159                 -                 -            (34,159)               -
Initial direct costs, net of
   accumulated amortization of
   $403,536 in 2004 and $407,188 in
   2003                                              59,971                 -           (22,489)                 -           37,482
                                         ------------------- ----------------- ----------------- ------------------ ----------------
                                               $ 23,041,171       $(1,238,137)      $(5,279,788)       $(1,473,124)     $15,050,122
                                         =================== ================= ================= ================== ================

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

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for lease or sale consist of the following for the three and nine month periods ended September 30:

                                                   Nine Months                         Three Months
                                               Ended September 30,                 Ended September 30,
                                              2004              2003              2004              2003
Depreciation of operating lease assets       $ 1,858,088       $ 2,768,796          $ 369,689        $ 861,614
Impairment losses                              1,238,137                 -                  -                -
                                        ----------------- ----------------- ------------------ ----------------
                                             $ 3,096,225       $ 2,768,796          $ 369,689        $ 861,614
                                        ================= ================= ================== ================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Net investment in operating leases:

Property on operating leases consists of the following:

                                   Balance                             Reclassi-          Balance
                                 December 31,      Depreciation      fications and     September 30,
                                     2003            Expense         Dispositions          2004
Transportation                     $ 39,768,030               $ -        $(4,602,274)     $35,165,756
Materials handling                    6,127,982                 -           (538,957)       5,589,025
Office automation                       828,914                 -           (240,799)         588,115
Construction                         11,328,744                 -        (11,240,097)          88,647
Other                                   366,203                 -                  -          366,203
                               ----------------- ----------------- ------------------ ----------------
                                     58,419,873                 -        (16,622,127)      41,797,746
Less accumulated depreciation       (40,594,263)       (1,858,088)        14,848,011      (27,604,340)
                               ----------------- ----------------- ------------------ ----------------
                                   $ 17,825,610       $(1,858,088)       $(1,774,116)     $14,193,406
                               ================= ================= ================== ================

Net investment in direct financing leases:

As of September 30, 2004, net investment in direct financing leases consists of ground support equipment and various vehicles. The following lists the components of the Company's net investment in direct financing leases as of September 30, 2004:

Total minimum lease payments receivable                              $ 759,686
Estimated residual values of leased equipment (unguaranteed)           151,632
                                                               ----------------
Investment in direct financing leases                                  911,318
Less unearned income                                                  (250,453)
                                                               ----------------
Net investment in direct financing leases                            $ 660,865
                                                               ================

At September 30, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                             Direct
                                         Operating          Financing
                                           Leases            Leases             Total

Three months ending December 31, 2004        $ 328,021          $ 175,405        $ 503,426
        Year ending December 31, 2005          768,616            386,761        1,155,377
                                 2006          448,320             98,760          547,080
                                 2007           26,970             98,760          125,730
                                      ----------------- ------------------ ----------------
                                           $ 1,571,927          $ 759,686      $ 2,331,613
                                      ================= ================== ================

All of the property on leases was acquired in 1995, 1996 and 1997.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 8.37% to 8.64%.

Future minimum principal payments of non-recourse debt are as follows:

                                         Principal          Interest            Total

Three months ending December 31, 2004         $ 39,061            $ 5,859         $ 44,920
        Year ending December 31, 2005           79,916             18,844           98,760
                                 2006           86,868             11,892           98,760
                                 2007           94,425              4,336           98,761
                                      ----------------- ------------------ ----------------
                                             $ 300,270           $ 40,931        $ 341,201
                                      ================= ================== ================


5. Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services. Reimbursable costs incurred by AFS are allocated to the Partnership based upon an estimate of actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


5. Related party transactions (continued):

During the three and nine month periods ended September 30, 2004 and 2003, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows:

                                                           Nine Months                         Three Months
                                                       Ended September 30,                 Ended September 30,
                                                      2004              2003              2004              2003

Cost reimbursements to AFS                             $ 447,888         $ 510,921          $ 165,719        $ 124,251
Reimbursements of other costs initially paid by
   AFS on behalf of the Company                          202,313           322,995             88,847           70,910
Incentive and equipment management fees to AFS           212,798           291,961            132,065           29,631
                                                ----------------- ----------------- ------------------ ----------------
                                                       $ 862,999       $ 1,125,877          $ 386,631        $ 224,792
                                                ================= ================= ================== ================


6. Financing arrangement:

The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The available financing arrangement was amended during the current quarter and the overall financing arrangement was increased by $4,300,000 to $70,000,000 and expires in June 2006. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of September 30, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement             $70,000,000
Term loan to AFS as of September 30, 2004                           (2,809,091)
                                                                  -------------
Total available under the acquisition and warehouse facilities      67,190,909

Amount  borrowed by the Partnership under the acquisition facility           -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              (14,300,000)
                                                                  -------------
Total remaining available under the acquisition and warehouse
   facilities                                                      $52,890,909
                                                                  =============

Subsequent to quarter end the revolving line of credit was increased $5,000,000 to an overall available credit limit of $75,000,000.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2004.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


7. Partners' Capital:

As of  September  30,  2004,  12,490,076  Units  ($124,900,760)  were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership's Net Income, Net Losses, and Distributions, as defined, are to be allocated 99% to the Limited Partners and 1% to the General Partner.

Distributions to the Limited Partners were as follows:

                                                       Nine Months                         Three Months
                                                   Ended September 30,                 Ended September 30,
                                                  2004              2003              2004              2003
Distributions                                 $ 3,435,269       $ 1,363,253        $ 2,810,269              $ -
Weighted average number of Units outstanding   12,490,076        12,490,076         12,490,076       12,490,076
Weighted average distributions per Unit            $ 0.28            $ 0.11             $ 0.23              $ -

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

Capital Resources and Liquidity

During the first nine months of 2004 and 2003, the Partnership's primary activity was engaging in equipment leasing activities. During this same period in 2004 and 2003, the Partnership's primary source of liquidity was rents from operating leases.

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

The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The available financing arrangement was amended during the current quarter and the overall financing arrangement was increased by $4,300,000 to $70,000,000 and expires in June 2006. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of September 30, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement             $70,000,000
Term loan to AFS as of September 30, 2004                           (2,809,091)
                                                                  -------------
Total available under the acquisition and warehouse facilities      67,190,909

Amount  borrowed by the Partnership under the acquisition facility           -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              (14,300,000)
                                                                  -------------
Total remaining available under the acquisition and warehouse
   facilities                                                      $52,890,909
                                                                  =============

Subsequent to quarter end the revolving line of credit was increased $5,000,000 to an overall available credit limit of $75,000,000.

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

Through September 30, 2004, the Partnership had cumulatively borrowed $101,227,460 on a non-recourse basis. As of that date, $300,270 remained outstanding. The General Partner expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

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

Cash Flows

During the nine and three month periods ending September 30 of 2004 and 2003, the Partnership's primary source of cash from operating activities was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both periods in both years.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash during the three and nine month periods ended September 30, 2004 and 2003. Proceeds from sales of lease assets decreased from $837,384 for the three months ended September 30, 2003 to $203,747 during the three months ended September 30, 2004, and from $1,924,184 for the nine months ending September 30, 2003 to $1,007,076 for the comparable period ending September 30, 2004. Proceeds from sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Assets sold in 2004 consisted primarily of construction and transportation equipment.

Cash flows from direct finance leases increased from $485,737 for the nine month period ended September 30, 2003 to $3,399,211 for the comparable period in 2004. This was due to the reclassification of certain operating lease assets to a direct finance lease and a direct finance lease with an agreed $2,860,000 end of lease purchase in September 2004.

During the three and nine month periods ended September 30, 2004 and 2003, the single largest financing use of cash was distributions to limited partners. The amount of such distributions increased during the three and nine months ended
September 30, 2004 because of a change in the per Unit distribution rate. Distributions are determined annually by AFS based on amounts of cash available after taking into consideration the amounts that will be required for operations. At this stage of the Partnership's life, distributions are not expected to be consistent from one period to another.

In 2003 there was an additional non-recourse borrowing of $706,055. The increased debt has led to the noted increase in repayments during the nine month periods ended September 30, 2004 compared to the comparable periods in 2003.

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

Results of operations

Operations resulted in net income of $258,221 during the three months ended September 30, 2004 compared to a net loss of $407,705 during the three months ended September 30, 2003 . Net loss for the nine months ended September 30, 2004 was $546,154 compared with net income of $1,424,039 for the comparable period in 2003. The Partnership's primary source of revenues was from operating leases in both years. Depreciation of operating lease assets decreased for the nine month periods from $2,768,796 in 2003 to $1,858,088 in 2004 and for the three month periods from $861,614 in 2003 to $369,689 in 2004. Operating lease revenues and depreciation have declined as a result of lease maturities and sales of the underlying lease assets over the last year.

During the first nine months of 2003, a portion of the accounts receivable which had been reserved as of December 31, 2002, were collected. As a result, a portion of the amounts previously recorded as an allowance for doubtful accounts was recorded as a recovery of provisions for doubtful accounts. There were no similar significant recoveries in 2004.

Sales of assets during the nine month period ended September 30, 2004 resulted in a loss of $466,048 compared to a gain of $179,398 during the comparable period in 2003. Sales of assets during the three month period ended September 30, 2004 resulted in a loss of $181,344 compared to a loss of $377,301 in the comparable period of 2003. The amounts of such gains and losses are not expected to be consistent from one period to another.

Interest expense has decreased from $252,353 during the nine months ended September 30, 2003 to $41,609 during the nine months ended September 30, 2004. Interest expense has decreased from $25,645 during the three months ended September 30, 2003 to $6,484 during the three months ended September 30, 2004. These decreases were due to scheduled payments on the Partnership's non-recourse debt and due to reductions of the amounts borrowed under the line of credit.

Equipment management fees are based on the gross rentals of the Partnership and decreased from $246,132 for the nine months ended September 30, 2003 to $120,949 for the comparable period in 2004. For the three month periods ended September 30, 2003 and 2004, respectively, equipment management fees decreased from $45,355 to $40,216. As lease revenue have decreased, equipment management fees have followed. As assets continue to be sold, revenues and equipment management fees are expected to decline.

Incentive management fees are based on the amounts of cash distributions to the Limited Partners from current year operations. In 2004, distribution to the Limited Partners was made in January 2004 based on 2003 operations and July 2004 based on 2004 operations. Incentive management fees increased from $45,829 in 2003 to $91,849 in 2004 (nine months) and increased from a credit of $15,724 in 2003 to $91,849 in 2004 (three months). The increase in the incentive fees is related to the increase in the amounts distributed to the partners in 2004 compared to 2003.

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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of September 30, 2004, there was no balance outstanding on the floating rate line of credit.

To hedge its interest rate risk related to this variable rate debt, the Partnership may enter into interest rate swaps. As of September 30, 2004, no swaps or other derivative financial instruments were held by the Partnership. The Partnership does not hold or issue derivative financial instruments for speculative purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits.

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

Date:
November 11, 2004

                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)


By:
ATEL Financial Services, LLC
General Partner of Registrant




  By: /s/ Dean L. Cash
      ------------------
      Dean L. Cash
      President and Chief Executive Officer
      of General Partner




  By: /s/ Paritosh K. Choksi
      -----------------------
      Paritosh K. Choksi
      Principal Financial Officer
      of Registrant




  By: /s/ Donald E.  Carpenter
      -------------------------
      Donald E. Carpenter
      Principal Accounting
      Officer of Registrant