Form 10KSB
period 2004-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2005-03-30
CIK 927569

Form 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |X| Annual report  pursuant to section 13 or 15(d)
                        of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2004
                             OR
                    |_| Transition report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934 (no fee required)
                        For the transition period from ____ to ____

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


State the aggregate market value of voting stock held by non-affiliates of the registrant. Inapplicable

State issuer's revenues for the most recent fiscal year: $5,019,693.

The number of Limited Partnership Units outstanding as of December 31, 2004 was 12,490,076.

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

Through December 31, 2004, the Partnership had purchased equipment with a total acquisition price of $208,275,158.

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

During 2004 and 2003, certain lessees generated significant portions of the Partnership's total lease revenues as follows:

Lessee                            Type of Equipment                              2004           2003
Transamerica Leasing Inc.         Containers                                      17%           11%
Daimler Chrysler Corporation      Automobile manufacturing                        12%           10%
Consolidated Rail Corporation     Locomotives & intermodal containers             16%           19%
United States Steel Corporation   Steel manufacturing                             10%           10%


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

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2004 and the industries to which the assets have been leased.

                             Purchase Price Excluding       Percentage of Total
Asset Types                         Acquisition Fees           Acquisitions
Transportation                     $63,751,706                       30.61%
Manufacturing                       30,469,834                       14.63%
Materials handling                  24,043,881                       11.54%
Railcars and locomotives            22,353,332                       10.73%
Containers                          21,694,688                       10.42%
Mining                              18,557,225                        8.91%
Office automation                   13,824,024                        6.64%
Construction                         9,259,221                        4.45%
Other *                              4,321,247                        2.07%
                                  -------------               --------------
                                  $208,275,158                      100.00%
                                  =============               ==============

* Individual lessee industries included in "Other" represent less than 2% of the total.

                             Purchase Price Excluding       Percentage of Total
Industry of Lessee                  Acquisition Fees           Acquisitions
Transportation, rail               $55,950,904                       26.86%
Electronics manufacturing           29,030,626                       13.94%
Business services                   28,360,969                       13.62%
Mining                              24,793,242                       11.90%
Transportation, other               23,217,066                       11.15%
Manufacturing, other                18,922,229                        9.09%
Oil and gas                         16,535,633                        7.94%
Communications                       5,282,291                        2.54%
Other *                              6,182,198                        2.96%
                                  -------------               --------------
                                  $208,275,158                      100.00%
                                  =============               ==============

* Individual lessee industries included in "Other" represent less than 2% of the total.

Through December 31, 2004, the Partnership has disposed of certain leased assets as set forth below:

                                   Original
                                  Equipment Cost,              Excess of
Asset                              Excluding                   Rents Over
Types                            Acquisition Fees  Sales Price   Expenses *
Manufacturing                      $33,193,187    $ 7,955,855   $27,886,465
Railcars and locomotives            38,786,031     25,144,336    33,806,463
Transportation                      20,437,324      5,440,832    18,796,030
Office automation                   15,222,637      1,766,335    14,808,036
Construction                        19,389,608      4,289,570    20,840,438
Materials handling                  12,054,106      1,605,550    12,192,479
Containers                          10,746,881      2,541,623    11,060,616
Mining                               7,830,671      2,061,091     7,766,029
Other                                3,125,240        479,214     2,606,512
                                  ------------- ----------------------------
                                  $160,785,685    $51,284,406  $149,763,068
                                  ============= ============================

* Includes only those expenses directly related to the production of the related rents.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2004, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

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

AT&T Corp.:

The Partnership has filed suit against AT&T Corp. and CIT Leasing for recovery of lease payments due to the Partnership under a lease agreement with AT&T Corp. Accounts receivable related to the lease (included in the Partnership's balance sheet) total $115,924 and have been fully reserved as of December 31, 2004. The Partnership is actively seeking a settlement in the matter.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Limited Partnership Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2004, a total of 6,320 investors were record holders of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership's assets as of September 30, 2004. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership's assets as of January 1, 2005. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS's perception of market conditions and the types and amounts of the Partnership's assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2004, the value of the Partnership's assets, calculated on this basis, was approximately $2.51 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

Two distributions were made from cash generated from 2004 operations. The distributions were made in July 2004 at the rate of $0.23 per Unit and in January 2005 at the rate of $0.40 per Unit.

A single distribution was made from cash generated from 2003 operations. The distribution was made in January 2004 at the rate of $0.05 per Unit.

AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the Reinvestment Period to equal the following amounts per unit: $1.00 in 1997 and 1998; $1.05 in 1999, 2000, 2001 and 2002. The Reinvestment Period ended December 31, 2002.

Holders of Units may make the election without charge to receive distributions on a monthly basis rather than on a quarterly basis.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Statements contained in this Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership's performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund's performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

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

The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement                          $ 75,000,000
Term loan to AFS as of December 31, 2004                                          (2,027,636)
                                                                                -------------
Total available under the acquisition and warehouse facilities                    72,972,364

Amount  borrowed by the  Partnership  under the  acquisition  facility - Amounts borrowed by affiliated partnerships and limited liability companies under the
     acquisition facility                                                        (30,500,000)
                                                                                -------------
Total remaining available under the acquisition and warehouse facilities         $ 42,472,364
                                                                                =============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2004.

As of December 31, 2004, cash balances consisted of working capital and amounts reserved for distributions in January 2005, generated from operations in 2004.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

To date, the Partnership has borrowed $101,227,460 of non-recourse debt. As of December 31, 2004, the remaining unpaid balance was $261,209.

The Partnership's long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership may borrow up to 50% of aggregate equipment cost, AFS expects that for a liquidation phase Partnership, such borrowings will be minimal. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 50% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

See Note 4 to the financial statements, Non-recourse debt, as set forth in Part II, Item 7, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the month of January 1995. See Item 5 of this report for additional information regarding the distributions.

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

Cash Flows

In 2004 and 2003, the Partnership's primary source of cash was the rents from operating leases. Cash flows from operations decreased from $4,176,922 in 2003 to $3,430,653 in 2004, a decrease of $746,269. The decrease resulted from decreased operating lease rents.

In 2004 and 2003, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. The cash flows from direct financing leases surged from $329,341 in 2003 to $3,471,863 in 2004. Proceeds from asset sales decreased from $2,560,308 in 2003 to $1,228,202 in 2004, a decline of $1,332,106. The assets that were sold in 2004 had an original costs of approximately $26,499,000. The assets sold in 2003 had an original cost of approximately $13,735,000. Proceeds from sales of lease assets are not expected to be consistent from one year to another. In 2003, assets sold consistent primarily of containers, materials handling and truck and trailers. In 2004, assets sold consisted largely of rail transportation, construction equipment and truck and trailers.

Repayments of non-recourse debt increased (from $459,251 in 2003 to $561,868 in 2004) as a result of scheduled debt payments. Absent in 2004 was a repayment of line of credit borrowings of $5,100,000 in 2003. A single distribution was made from 2003 operations in January 2004. Two distributions were made from 2004 operations, one in July 2004 and one in January 2005. Effective in 2003, the amounts of distributions are based on the amounts of cash available for distribution after retaining sufficient balances for working capital. In prior periods the distributions were at a predetermined rate, subject only to the availability of sufficient cash balances. In 2003, the only source of cash from financing activities was the proceeds of a new non-recourse note payable. Since the Partnership is in its liquidation phase, no new borrowings were entered into in 2004.

Results of Operations

As of January 3, 1995, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities).

As of December 31, 2004, significant amounts of the Partnership's assets were leased to lessees in certain industries as follows.

Rail transportation                                                 54%
Containers                                                          18%
Other transportation services                                       13%
Other manufacturing                                                 9%

Cost reimbursements to General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

Revenues in 2004 decreased to $5,019,693 compared to $7,642,647 in 2003. Most of the Partnership's revenues are generated from operating leases. These rents have decreased as a result of 2003 and 2004 asset sales. In addition, gains on sales of assets, which comprise a part of total revenues also decreased. In 2004, the Partnership recognized a loss on sales of assets of $496,804. The Partnership is the liquidation phase of its life cycle. As leases mature, the assets were returned to inventory, and. subsequently, most of the assets have been sold. This reduces the amounts of equipment actually on lease and producing revenue. This trend of decreasing operating lease revenues is expected to continue in future periods. Gains or losses on sales of lease assets are not expected to be consistent between periods.

Depreciation is the most significant ongoing Partnership expense. Depreciation expense is directly related to the Partnership's investment in operating leases and is, therefore, also directly related to the revenues generated by those assets. The 2003 and 2004 sales that led to 2004 revenue decreases also gave rise to the decrease in depreciation expense from $3,448,538 in 2003 to $2,304,330 in 2004.

Interest expense has decreased as a result of scheduled debt payments. Interest expense amounted to $46,090 and $268,047 in 2004 and 2003, respectively.

In 2004, the equipment and incentive management fees edged up from $310,867 in 2003 to $414,552 in 2004, an increase of $103,685. Equipment fees actually declined by $83,889 due to lower revenues from operating leases. This was more than offset by the increase in incentive management fees, which is calculated based on the lower of cash flow distributable from operations or total actual distributions to all investors, in 2004. Incentive management fees were calculated at $208,788 in 2004 compared to $21,214 in 2003.

In 2004, the Partnership recognized impairment losses of $1,238,137 on write down of the residual values of assets on lease to one particular lessee. There were no impairment losses in 2003. Impairment losses are not expected to be consistent between periods.

Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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

The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

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

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the estimated residual values of the equipment at the end of the leases. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

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

Direct financing leases are placed in a non-accrual status (no revenue recognized) based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 26.

   REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Partners
ATEL Cash Distribution Fund VI, L.P.

We have audited the accompanying balance sheet of ATEL Cash Distribution Fund VI, L.P. (Partnership) as of December 31, 2004, and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
March 9, 2005

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 2004


                                     ASSETS


Cash and cash equivalents                                           $ 5,764,551

Accounts receivable, net of allowance for doubtful accounts
   of $297,000                                                          581,094

Investments in equipment and leases, net                             14,271,850
                                                                   -------------
Total assets                                                        $20,617,495
                                                                   =============




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                     $ 261,209

Accounts payable and accruals:
   General Partner                                                      193,704
   Other                                                                346,061

Accrued interest payable                                                  1,822

Unearned lease income                                                    82,403
                                                                   -------------
Total liabilities                                                       885,199

Partners' capital:
     General Partner                                                          -
     Limited Partners                                                19,732,296
                                                                   -------------
Total Partners' capital                                              19,732,296
                                                                   -------------
Total liabilities and Partners' capital                             $20,617,495
                                                                   =============



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                        2004           2003
Revenues:
Leasing activities:
   Operating leases                                   $ 4,159,413    $ 6,552,736
   Direct financing leases                              1,024,060        803,886
   Gain (loss) on sales of assets                        (496,804)       223,468
Interest income                                            26,616          4,485
Other                                                     306,408         58,072
                                                     ------------- -------------
                                                        5,019,693      7,642,647

Expenses:
Depreciation of operating lease assets                  2,304,330     3,448,538
Cost reimbursements to General Partner                    576,405       668,922
Railcar maintenance                                       370,462       463,732
Equipment and incentive management fees to affiliates     414,552       310,867
Interest                                                   46,090       268,047
Taxes on income and franchise fees                         41,215       258,961
Other management fees                                     168,669       137,084
Professional fees                                          98,489        85,535
Outside services                                           56,798        78,632
(Recovery of) provision for doubtful accounts              30,735       (66,000)
Amortization of initial direct costs                       29,985        35,186
Impairment losses                                       1,238,137             -
Other                                                     225,531       367,309
                                                     ------------- -------------
                                                        5,601,398      6,056,813
                                                     ------------- -------------
Net income (loss)                                      $ (581,705)  $ 1,585,834
                                                     ============= =============

Net income (loss):
   General Partner                                       $ 33,993      $ 46,866
   Limited Partners                                      (615,698)    1,538,968
                                                     ------------- -------------
                                                       $ (581,705)  $ 1,585,834
                                                     ============= =============

Net income (loss) per Limited Partnership unit             $ (0.05)       $ 0.12

Weighted average number of units outstanding             12,490,076   12,490,076



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                              Limited Partners  General
                                                    Units         Amount        Partner        Total
Balance December 31, 2002                          12,490,076    $23,607,548           $ -   $23,607,548
Distributions to Limited Partners ($0.11 per
   Unit)                                                    -     (1,363,253)            -    (1,363,253)
Distributions to General Partner                            -              -       (46,866)      (46,866)
Net income                                                  -      1,538,968        46,866     1,585,834
                                                 ------------- ---------------------------- -------------
Balance December 31, 2003                          12,490,076     23,783,263             -    23,783,263
Distributions to Limited Partners ($0.275 per
   Unit)                                                    -     (3,435,269)            -    (3,435,269)
Distributions to General Partner                            -              -       (33,993)      (33,993)
Net income (loss)                                           -       (615,698)       33,993      (581,705)
                                                 ------------- ---------------------------- -------------
Balance December 31, 2004                          12,490,076    $19,732,296           $ -   $19,732,296
                                                 ============= ============================ =============







                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                 2004           2003
Operating activities:
Net income (loss)                                                               $ (581,705)  $ 1,585,834
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation of operating lease assets                                      2,304,330     3,448,538
     Amortization of initial direct costs                                           29,985        35,186
     Impairment losses                                                           1,238,137             -
     (Recovery of) provision for doubtful accounts                                  30,735       (66,000)
     (Gain) loss on sales of assets                                                496,804      (223,468)
     Changes in operating assets and liabilities:
         Accounts receivable                                                        92,641      (865,855)
         Accounts payable and accruals due to General Partner                      126,266        38,293
         Accounts payable and accruals due to other                               (277,472)       52,754
         Accrued interest payable                                                   (2,234)      131,535
         Unearned lease income                                                     (26,834)       40,105
                                                                             -------------- -------------
Net cash provided by operating activities                                        3,430,653     4,176,922
                                                                             -------------- -------------

Investing activities:
Proceeds from sales of assets                                                    1,228,202     2,560,308
Reduction of net investment in direct financing leases                           3,471,863       329,341
                                                                             -------------- -------------
Net cash provided by investing activities                                        4,700,065     2,889,649
                                                                             -------------- -------------

Financing activities:
Repayments of borrowings under revolving line of credit                                  -    (5,100,000)
Distributions to Limited Partners                                               (3,435,269)   (1,363,253)
Proceeds from borrowings of non-recourse debt                                            -       706,055
Repayments of non-recourse debt                                                   (561,868)     (459,251)
Distributions to General Partner                                                   (33,993)      (46,866)
                                                                             -------------- -------------
Net cash used in financing activities                                           (4,031,130)   (6,263,315)
                                                                             -------------- -------------

Net increase in cash and cash equivalents                                        4,099,588       803,256
Cash and cash equivalents at beginning of year                                   1,664,963       861,707
                                                                             -------------- -------------
Cash and cash equivalents at end of year                                       $ 5,764,551   $ 1,664,963
                                                                             ============== =============

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                 2004           2003

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                            $ 48,324     $ 136,512
                                                                             ============== =============

Schedule of non-cash transactions:

Offset of accounts receivable and debt service per lease and debt agreement:
     Accrued interest payable                                                          $ -    $ (523,034)
     Non-recourse debt                                                                   -    (4,276,966)
                                                                             -------------- -------------
                                                                                       $ -  $ (4,800,000)
                                                                             ============== =============

     Accounts receivable                                                               $ -   $ 4,800,000
                                                                             ============== =============



                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

The Partnership's business consists of leasing various types of equipment. As of December 31, 2004, the original terms of the leases ranged from one to ten years.

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

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the estimated residual values of the equipment at the end of the leases. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Direct financing leases are placed in a non-accrual (no revenue recognized) status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements as of December 31, 2004 :

Financial statement basis of net assets                          $19,732,296
Tax basis of net assets  (unaudited)                              19,767,830
                                                               --------------
Difference                                                          $ 35,534
                                                               ==============

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

                                DECEMBER 31, 2004


2. Summary of significant accounting policies (continued):

Income taxes (continued):

The following reconciles the net income (loss) reported in these financial statements to the income (loss) reported on the Partnership's federal tax return (unaudited) for each of the years ended December 31:

                                                2004           2003
Net income (loss) per financial statements     $ (581,705)  $ 1,585,834
Adjustment to depreciation expense              2,265,752     1,985,215
Other adjustments to revenues and expenses      5,271,778    (2,691,933)
Provision for losses                            1,238,137             -
Provision for doubtful accounts                   (17,000)      (66,000)
                                            -------------- -------------
Net income per federal tax return             $ 8,176,962     $ 813,116
                                            ============== =============

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 2004, and 2003.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Basis of presentation:

The accompanying financial statements as of December 31, 2004 and for the two years ended December 31, 2004 have been prepared in accordance with U.S. generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements:

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


2. Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

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

The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN46-R did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004



3. Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                     Depreciation /
                                                                      Amortization
                                                                       Expense or
                                                                     Amortization of      Reclassi-
                                     December 31,     Impairment     Direct Financing    fications or    December 31,
                                          2003          Losses           Leases          Dispositions         2004
Net investment in operating leases     $ 17,825,610   $ (1,238,137)      $ (2,304,330)       $ (766,697)    $ 13,516,446
Net investment in direct financing
  leases                                  3,747,575              -         (3,471,863)          312,502          588,214
Assets held for sale or lease,
   net of accumulated depreciation
   of $2,879,419 in 2004 and
   $4,893,039 in 2003                     1,373,856              -                  -        (1,236,652)         137,204
Residual value interests                     34,159              -                  -           (34,159)               -
Initial direct costs, net of
   accumulated amortization of
   $398,095 in 2004 and $407,188
   in 2003                                   59,971              -            (29,985)                -           29,986
                                     --------------- -------------- ------------------ ----------------- ----------------
                                       $ 23,041,171   $ (1,238,137)      $ (5,806,178)     $ (1,725,006)    $ 14,271,850
                                     =============== ============== ================== ================= ================



3. Investments in equipment and leases (continued):

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleet of jumbo covered hopper cars had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management recorded a provision for the decline in value of those assets in the amount of $1,238,137 for the year ended December 31, 2004.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the years ended December 31:

                                                        2004           2003
Depreciation expense                                  $ 2,304,330   $ 3,448,538
Impairment losses                                       1,238,137             -
                                                    -------------- -------------
                                                      $ 3,542,467   $ 3,448,538
                                                    ============== =============

All of the property on leases was acquired in 1997, 1996 and 1995.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


3. Investments in equipment and leases (continued):


Operating leases:

Property on operating leases consists of the following:

                                                                               Reclassi-
                                   December 31,   Impairment   Depreciation  fications or   December 31,
                                      2003          Losses        Expense     Dispositions      2004
Transportation                      $39,768,030           $ -            $ -  $ (5,301,730)  $34,466,300
Construction                         11,328,744             -              -   (11,240,097)       88,647
Materials handling                    6,127,982             -              -    (1,517,661)    4,610,321
Office automation                       828,914             -              -      (672,054)      156,860
Miscellaneous                           366,203             -              -             -       366,203
                                  -------------- ------------- -------------- ------------- -------------
                                     58,419,873             -              -   (18,731,542)   39,688,331
Less accumulated depreciation       (40,594,263)   (1,238,137)    (2,304,330)   17,964,845   (26,171,885)
                                  -------------- ------------- -------------- ------------- -------------
                                    $17,825,610  $ (1,238,137)  $ (2,304,330)   $ (766,697)  $13,516,446
                                  ============== ============= ============== ============= =============

Direct financing leases:

As of December 31, 2004, investment in direct financing leases consists of loaders/ haul trucks and ground support equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2004:


Total minimum lease payments receivable                          $ 584,281
Estimated residual values of leased equipment (unguaranteed)       151,632
                                                             --------------
Investment in direct financing leases                              735,913
Less unearned income                                              (147,699)
                                                             --------------
Net investment in direct financing leases                        $ 588,214
                                                             ==============

At December 31, 2004, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                     Direct
                      Year ending   Operating     Financing
                      December 31,   Leases         Leases         Total
                             2005   $ 1,359,316     $ 386,761     $1,746,077
                             2006     1,046,760        98,760      1,145,520
                             2007       451,730        98,760        550,490
                                  -------------- ------------- --------------
                                     $2,857,806      $584,281     $3,442,087
                                  ============== ============= ==============

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


4. Non-recourse debt:

At December 31, 2004, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2004, the carrying value of the pledged assets is $480,723. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows:

                             Year ending
                      December 31,  Principal      Interest        Total
                             2005      $ 79,916      $ 18,844       $ 98,760
                             2006        86,868        11,892         98,760
                             2007        94,425         4,335         98,760
                                  -------------- ------------- --------------
                                      $ 261,209      $ 35,071      $ 296,280
                                  ============== ============= ==============


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

Cost reimbursements to General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

5. Related party transactions (continued):

Incentive management fees are computed as 3.25% of distributions of cash from operations, as defined in the Limited Partnership Agreement. Equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during 2004 and 2003:

                                                    2004           2003
Cost reimbursements to AFS                          $ 576,405     $ 668,922
Incentive and equipment management fees to AFS        414,552       310,867
                                                -------------- -------------
                                                    $ 990,957     $ 979,789
                                                ============== =============

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the years ended December 31, 2004 and 2003, the General Partner made such payments of $244,771 and $354,400, respectively.

6. Partners' capital:

As of December 31, 2004, 12,490,076 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Partnership's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Partnership is authorized to issue up to 12,500,000 Units, in addition to those issued to the Initial Limited Partners.

As defined in the Limited Partnership Agreement, the Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the of Limited Partnership Agreement, additional allocations of income were made to AFS in 2004 and 2003. The amounts allocated were determined to bring AFS's ending capital account balance to zero.

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

                                DECEMBER 31, 2004


7. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2004, there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

      Rail transportation                                         54%
      Containers                                                  18%
      Other transportation services                               13%
      Other manufacturing                                         9%

During 2004, four customers comprised 17%, 16%, 12% and 10% of the Partnership's revenues from leases. During 2003, four customers comprised 19%, 11%, 10% and 10% of the Partnership's revenues from leases.

8. Revolving line of credit:

The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement                           $75,000,000
Term loan to AFS as of December 31, 2004                                          (2,027,636)
                                                                                -------------
Total available under the acquisition and warehouse facilities                    72,972,364

Amount  borrowed by the  Partnership  under the  acquisition  facility - Amounts borrowed by affiliated partnerships and limited liability companies under the
     acquisition facility                                                        (30,500,000)
                                                                                -------------
Total remaining available under the acquisition and warehouse facilities         $42,472,364
                                                                                =============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2004.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


9. Fair value of financial instruments:

The recorded amounts of the Partnership's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2004 is $265,311.


10. Selected quarterly data (unaudited):

                                                  March 31,      June 30,    September 30,  December 31,
Quarter ended                                        2003          2003          2003           2003

Total revenues                                    $ 2,592,474    $ 2,350,297   $ 1,020,913   $ 1,678,963
Net Income (loss)                                 $ 1,207,875      $ 623,869    $ (407,705)    $ 161,795
Net income (loss) per limited partnership unit         $ 0.09         $ 0.05       $ (0.03)       $ 0.01

                                                  March 31,      June 30,    September 30,  December 31,
Quarter ended                                        2004          2004          2004           2004

Total revenues                                    $ 1,767,978    $ 1,053,722   $ 1,197,429   $ 1,000,564
Net Income (loss)                                  $ (549,407)    $ (254,968)    $ 258,221     $ (35,551)
Net income (loss) per limited partnership unit        $ (0.04)       $ (0.02)       $ 0.02       $ (0.01)


11. Reserves, impairment losses and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                                 Reserve for    Allowance for
                                                  losses and     doubtful
                                                 impairments     accounts

                      Balance December 31, 2002             -        460,000
                      Recoveries                            -        (66,000)
                      Charge offs                           -        (80,000)
                                                 ------------- --------------
                      Balance December 31, 2003             -        314,000
                      Provision                     1,238,137         30,735
                      Charge offs                  (1,238,137)       (47,735)
                                                 ------------- --------------
                      Balance December 31, 2004           $ -      $ 297,000
                                                 ============= ==============

12. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership's maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls.


                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services LLC (AFS) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

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

Dean L. Cash          Chairman of the Board of Directors of ACG, AFS, ALC, AEC,
                        AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi    Director, Executive Vice President, Chief Operating
                        Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter   Vice President and Controller of ACG, AFS, ALC, AEC and
                        AIS; Chief Financial Officer of ASC

Vasco H. Morais       Senior Vice President, Secretary and General Counsel for
                        ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 54, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 51, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 56, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 46, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986. Audit Committee

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Partnership.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as Exhibit 14.1 to this report.


Item 10.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2004 and 2003 is set forth in Item 7 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

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

See Note 5 to the Financial Statements included at Part II, Item 7 of this report for amounts paid.

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

See Notes 5 and 6 to the Financial Statements included at Part II, Item 7 of this report for amounts paid.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. In accordance with the terms of the of Limited Partnership Agreement, additional allocations of income were made to AFS in 2004 and 2003. The amounts allocated was determined so as to bring AFS's ending capital account balance to zero at the end of each year. See financial statements included in Part II, Item 7 of this report for amounts allocated to AFS in 2004 and 2003.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2004 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 7 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 10 of this report under the caption "Executive Compensation," are hereby incorporated by reference.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)Reports on Form 8-K for the fourth quarter of 2004
        None

     (b)Exhibits
        (3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1994 (File No. 33-81952).
        (14.1) Code of Ethics
        (31.1)  Certification of Paritosh K. Choksi (31.2) Certification of Dean
        L. Cash
        (32.1) Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash (32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                      2004           2003
        Audit fees                 $     34,581    $    35,246
        Audit related fees                    -              -
        Tax fees                         24,793         27,050
        Other                                 -              -
                                  -------------- -------------
                                       $ 59,374      $ 62,296
                                  ============== =============

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Partnership.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        Date:         3/29/2005

                      ATEL Cash Distribution Fund VI, L.P.
                                  (Registrant)


        By:           ATEL Financial Services, LLC,
                      General Partner of Registrant



                              By:  /s/ Dean Cash
                                  -------------------------------------------
                                  Dean Cash,
                                  President and Chief Executive Officer of
                                  ATEL Financial Services, LLC (General
                                  Partner)




                              By: /s/ Paritosh K. Choksi
                                  -------------------------------------------
                                  Paritosh K. Choksi,
                                  Executive Vice President of ATEL
                                  Financial Services, LLC (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.



      SIGNATURE                      CAPACITIES                          DATE



          /s/ Dean Cash           President, Chairman and Chief        3/29/2005
---------------------------------- Executive Officer of ATEL Financial
            Dean Cash              Services, LLC




     /s/ Paritosh K. Choksi       Executive Vice President and         3/29/2005
---------------------------------- director of ATEL Financial Services
       Paritosh K. Choksi          LLC, Principal financial officer of
                                   registrant; principal financial
                                   officer and director of ATEL
                                   Financial Services, LLC




     /s/ Donald E. Carpenter      Principal accounting officer of      3/29/2005
---------------------------------- registrant; principal accounting
       Donald E. Carpenter         officer of ATEL Financial Services,
                                   LLC






No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementary to the Commission when forwarded to the security holders.