Form 10QSB
period 2005-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2005-05-16
CIK 927569

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      |x| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2005

                      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the transition period from       to
                                                         -------  ------


                        Commission File number 000-28368

                      ATEL Cash Distribution Fund VI, L.P.
             (Exact name of registrant as specified in its charter)

 California                                                         94-3207229
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


  State the issuer's revenues for the most recent fiscal year: $5,019,693.

The number of Limited Partnership Units outstanding as of March 31, 2005 was 12,490,076.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      ATEL CASH DISTRIBUTION FUND VI, L.P.



                                      Index



  Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Balance Sheet, March 31, 2005.

     Statements of Operations for the three month periods ended March 31, 2005 and 2004.

     Statements of Changes in Partners' Capital for the year ended December 31, 2004 and for the three month period ended March 31, 2005.

     Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004.

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

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION


  Item 1.  Financial Statements (unaudited).



                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2005
                                   (Unaudited)


                                     ASSETS

Cash and cash equivalents                                                       $     1,487,079

Accounts receivable, net of allowance for doubtful accounts of $310,000                 446,554

Investments in equipment and leases                                                  13,705,911
                                                                              -----------------


Total assets                                                                    $    15,639,544
                                                                              =================


                        LIABILITIES AND PARTNERS' CAPITAL

Non-recourse debt                                                             $         241,850

Accounts payable:
   General Partner                                                                       79,711
   Other                                                                                351,157
Accrued interest payable                                                                  1,687
Unearned lease income                                                                    91,643
                                                                              -----------------
Total liabilities                                                                       766,048
                                                                              -----------------

Partners' capital:
     General Partner                                                                          -
     Limited Partners                                                                14,873,496
                                                                              -----------------
Total Partners' capital                                                              14,873,496
                                                                              -----------------


Total liabilities and Partners' capital                                       $      15,639,544
                                                                              =================

                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

Revenues:                                                                                       2005                    2004
                                                                                                ----                    ----
Leasing activities:
   Operating leases                                                                      $        838,740        $    1,233,716
   Direct financing leases                                                                         73,312               321,080
   (Loss) gain on sales of assets                                                                  (16,070)             107,776
Interest income                                                                                    18,969                 2,149
Other                                                                                              20,061               103,257
                                                                                       --------------------    -------------------
                                                                                                  935,012             1,767,978

Expenses:
Impairment losses                                                                                       -             1,238,137
Depreciation of operating lease assets                                                            397,059               659,721
Cost reimbursements to General Partner                                                            116,920               154,283
Other management fees                                                                              38,200                57,953
Railcar maintenance                                                                                63,962                68,604
Equipment and incentive management fees to General Partner                                         31,581                46,291
Professional fees                                                                                  27,455                25,342
Interest expense                                                                                    5,196                27,265
Provision for (Recovery of) doubtful accounts                                                      13,000               (14,000)
Outside services                                                                                   13,458                 8,175
Amortization of initial direct costs                                                                7,496                 7,496
Other                                                                                              31,018                38,118
                                                                                       --------------------    -------------------
                                                                                                  745,345             2,317,385
                                                                                       --------------------    -------------------
Net income (loss)                                                                        $        189,667        $     (549,407)
                                                                                       ====================    ===================


Net income (loss):
   General Partner                                                                       $         52,435        $        5,855
   Limited Partners                                                                               137,232              (555,262)
                                                                                       --------------------    -------------------
                                                                                         $        189,667        $     (549,407)
                                                                                       ====================    ===================


Net income (loss) per Limited Partnership unit                                           $           0.01        $        (0.04)

Weighted average number of Limited Partnership Units outstanding                               12,490,076            12,490,076


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2004
                         AND FOR THE THREE MONTH PERIOD
                              ENDED MARCH 31, 2005
                                   (Unaudited)



                                                            Limited Partners                     General
                                                      Units               Amount                Partner               Total
Balance December 31, 2003                           12,490,076         $  23,783,263         $          -         $  23,783,263

Distributions to Limited Partners ($0.275
per Unit)                                                    -             (3,435,269)                  -            (3,435,269)
Distributions to General Partner                             -                     -              (33,993)              (33,993)
Net income (loss)                                            -               (615,698)             33,993              (581,705)
                                                -----------------    ------------------     ---------------     -----------------
Balance December 31, 2004                           12,490,076            19,732,296                    -            19,732,296

Distributions to Limited Partners ($0.400
per Unit)                                                    -             (4,996,032)                  -            (4,996,032)
Distributions to General Partner                             -                     -              (52,435)              (52,435)
Net income                                                   -               137,232               52,435               189,667
                                                -----------------    ------------------     ---------------     -----------------
Balance March 31, 2005                              12,490,076         $  14,873,496         $          -         $  14,873,496
                                                =================    ==================     ===============     =================




                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                                                              2005                   2004
                                                                                              ----                   ----
  Operating activities:
Net income (loss)                                                                       $      189,667       $        (549,407)
Adjustment  to  reconcile  net income  (loss) to net cash  provided by operating activities:
   Impairment losses                                                                                 -               1,238,137
   Depreciation of operating lease assets                                                      397,059                 659,721
   Amortization of initial direct costs                                                          7,496                   7,496
   Provision for (recovery of) doubtful accounts
                                                                                                13,000                 (14,000)
   Loss (gain) on sales of lease assets
                                                                                                16,070                (107,776)
   Changes in operating assets and liabilities:
      Accounts receivable
                                                                                               121,540                 184,351
      Accounts payable, General Partner                                                      (113,993)                  22,050
      Accounts payable, other                                                                    5,095                (346,861)
      Accrued interest payable                                                                   (135)                    (546)
      Unearned operating lease income                                                            9,240                   1,884
                                                                                       -----------------    --------------------
Net cash provided by operating activities                                                      645,039               1,095,049
                                                                                       -----------------    --------------------

Investing activities:
Reduction of net investment in direct financing leases                                          95,378                 322,579
Proceeds from sales of assets                                                                   49,937                 482,139
                                                                                       -----------------    --------------------
Net cash provided by investing activities                                                      145,315                 804,718
                                                                                       -----------------    --------------------

Financing activities:
Distributions to Limited Partners                                                           (4,996,032)               (625,000)
Distributions to General Partner                                                              (52,435)                  (5,855)
Repayments of non-recourse debt                                                               (19,359)                (292,687)
                                                                                       -----------------    --------------------
Net cash used in financing activities                                                       (5,067,826)               (923,542)
                                                                                       -----------------    --------------------

Net increase (decrease) in cash and cash equivalents                                         (4,277,472)               976,225
Cash and cash equivalents at beginning of period                                             5,764,551               1,664,963
                                                                                       -----------------    --------------------
Cash and cash equivalents at end of period                                              $    1,487,079       $       2,641,188
                                                                                       =================    ====================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                $        5,331       $          27,811
                                                                                       =================    ====================


                             See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  1. Summary of significant accounting policies:

  Basis of presentation:

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
  (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

  Certain prior year balances have been reclassified to conform to the current period presentation.

  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

  Equipment on operating leases:

  Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases.

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

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  1. Summary of significant accounting policies (continued):

  Revenue recognition:

  Operating leases
  Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally expected to be for 36 to 84 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts, and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight line basis.

  Direct finance leases
  Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

  Notes receivable
  Income from notes receivable is reported using the financing method of accounting. The Partnership's investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.

  Initial direct costs:

  The  Partnership   capitalizes   initial  direct  costs  associated  with  the
  acquisition of lease assets. These costs are amortized over a five year period, which approximates average lease term, using a straight line method.

  Segment Reporting:

  The Partnership adopted the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assts and reports revenue, and its major customers. The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Partnership operates in one reportable operating segment in the United States.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

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

  3. Investment in equipment leases:

  The Partnership's investment in leases consists of the following:

                                                                   Depreciation/
                                                                    Amortization
                                                                     Expense or
                                                                  Amortization of       Reclassifi-         Balance
                                          Balance December 31,         Direct             cations          March, 31,
                                                  2004            Financing Leases     & Dispositions         2005
                                                  ----            ----------------       ------------         ----

Net investment in operating leases              $  13,516,446      $ (397,059)       $  (131,416)      $  12,987,971
Net investment in direct financing leases             588,214         (95,378)                 -             492,836
Assets held for sale or lease, net of
accumulated depreciation of $2,679,217 in
2005 and $2,879,419 in 2004                           137,204               -             65,410             202,614
Initial direct costs, net of accumulated
amortization of $403,605 in 2005 and
$398,095 in 2004                                       29,986          (7,496)                 -              22,490
                                              ---------------    --------------    ---------------   ---------------
                                                $  14,271,850      $ (499,933)       $   (66,006)      $  13,705,911
                                              ===============    ==============    ===============   ===============

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  3. Investment in equipment leases (continued):

  Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the value of a fleet of certain refuse and other vehicles and computer equipment had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management recorded a provision for the decline in value of those assets in the amount of $1,238,137 for the three months ended March 31, 2004. There have been no such impairments recognized to date in 2005.

  Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the three month periods ended March 31:

                                   2005                 2004
                                   ----                 ----
  Depreciation expense       $        397,059    $        659,721
  Impairment losses                         -           1,238,137
                             ----------------    ----------------
                             $        397,059    $      1,897,858
                             ================    ================

  Net investment in operating leases:

  Property on operating leases consists of the following:

                                             Balance

                                           December 31,           Depreciation         Reclassifications     Balance March
                                               2004                 Expense            & Dispositions           31, 2005
                                               ----                 -------              ------------               ----
Transportation                          $     34,466,300        $            -        $       (347,957)     $      34,118,343
Construction                                      88,647                     -                      -                  88,647
Materials handling                             4,610,321                     -                 (52,875)             4,557,446
Office automation                                156,860                     -                 (79,406)                77,454
Other                                            366,203                     -                      -                 366,203
                                       -------------------    ------------------     ------------------    ------------------
                                              39,688,331                     -                (480,238)            39,208,093
Less accumulated depreciation                (26,171,885)              (397,059)              348,822             (26,220,122)
                                       -------------------    ------------------     ------------------    ------------------
                                        $     13,516,446        $      (397,059)      $       (131,416)     $      12,987,971
                                       ===================    ==================     ==================    ==================

  The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

                           Equipment category                 Useful Life
                           ------------------                 -----------
                           Materials Handling                    7 - 10
                           Transportation                        7 - 10
                           Construction                          7 - 10
                           Office automation                     3 - 5

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  3. Investment in leases (continued):

  Net investment in direct financing leases:

  As of March 31, 2005, investment in direct financing leases consists of loaders/haul trucks and ground support equipment. The following lists the components of the Partnership's investment in direct financing leases as of March 31, 2005:

  Total minimum lease payments receivable                        $    415,591
  Estimated residual values of leased equipment (unguaranteed)        151,632
                                                               ----------------
  Investment in direct financing leases                               567,223
  Less unearned income                                                (74,387)
                                                               ----------------
  Net investment in direct financing leases                      $    492,836
                                                               ================

  At March 31, 2005, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                     Operating Leases             Direct                   Total
                                               ------                                      -----
                                                                Financing
                                                                 Leases
Nine months ending December 31, 2005   $    1,129,089             $  218,071          $   1,347,160
       Year ending December 31, 2006        1,186,670                 98,760              1,285,430
                                2007          464,330                 98,760                563,090
                                     -----------------        ---------------     ------------------
                                       $    2,780,089             $  415,591          $   3,195,680
                                     =================        ===============     ==================

  All of the equipment on leases were acquired in 1995, 1996 and 1997.


  4.  Non-recourse debt:

  Non-recourse debt consists of a note payable to a financial  institution.  The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2005, the carrying value of the pledged assets is $446,714. The note matures in 2007.

  As of March 31, 2005, future minimum principal payments of non-recourse debt are as follows:

                                             Principal              Interest             Total

 Nine months ending December 31, 2005     $       60,558         $    13,512         $       74,070
        Year ending December 31, 2006             86,868              11,892                 98,760
                                 2007             94,424               4,336                 98,760
                                        -----------------     ----------------     -----------------
                                          $      241,850         $    29,740         $      271,590
                                        =================     ================     =================

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


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

  Cost reimbursements to the General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

  Incentive management fees are computed as 3.25% of distributions of cash from operations, as defined in the Limited Partnership Agreement. Equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

  During the three month periods ended March 31, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                      2005             2004
                                                     -----             ----
Costs reimbursed to AFS                          $    116,920      $   154,283
Incentive and equipment management fees to AFS         31,581           46,291
                                               ---------------    -------------
                                                 $    148,501      $   200,574
                                               ===============    =============

  The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the three month periods ended March 31, 2005 and 2004, the General Partner made such payments of $57,064 and $35,049, respectively.

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  6.  Financing arrangement:

  The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement                                                             $   75,000,000
Term loan to AFS as of March 31, 2005                                                                                  (1,482,182)
                                                                                                               --------------------
Total available under the acquisition and warehouse facilities                                                         73,517,818

Amount borrowed by the Partnership under the acquisition facility                                                               -
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility            (16,000,000)
                                                                                                               --------------------
Total remaining available under the acquisition and warehouse facilities                                           $   57,517,818
                                                                                                               ====================

  Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

  The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2005.


  7.  Partners' Capital:

  As of March 31, 2005, 12,490,076 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Partnership's registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Partnership is authorized to issue up to 12,500,000 Units, in addition to those issued to the Initial Limited Partners.

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

  As  defined  in  the  Limited  Partnership  Agreement,   available  Cash  from
  Operations and Cash from Sales and Refinancing are to be distributed as follows:

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  7.  Partners' Capital (continued):

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

  Fourth, the balance to the Limited Partners.

  Distributions to the Limited Partners were as follows:

                                                Three Months Ended March 31,
                                                  2005                2004
                                                  ----                ----
Distributions                                $     4,996,032    $      625,000
Weighted average number of Units outstanding      12,490,076        12,490,076
Weighted average distributions per Unit      $          0.40    $         0.05

                      ATEL CASH DISTRIBUTION FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  8.  Guarantees:

  The Partnership enters into contracts that contain a variety of indemnifications. The Partnership's maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

  In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party's gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The General Partner has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these provisions. The General Partner has no reason to believe that the facts and circumstances relating to the Partnership's contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The General Partner knows of no facts or circumstances that would make the Partnership's contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership's similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with GAAP.

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

  The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement                                                             $   75,000,000
Term loan to AFS as of March 31, 2005                                                                                  (1,482,182)
                                                                                                               --------------------
Total available under the acquisition and warehouse facilities                                                         73,517,818

Amount borrowed by the Partnership under the acquisition facility                                                               -
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility            (16,000,000)
                                                                                                               --------------------
Total remaining available under the acquisition and warehouse facilities                                           $   57,517,818
                                                                                                               ====================

  Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

  To manage the warehousing line of credit for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, ATEL Financial Services LLC ("AFS"), ATEL Leasing Corporation ("ALC"), and certain of the affiliated partnerships and limited liability companies. The warehousing line is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2005, the investment program participants were ATEL Cash Distribution Fund VI, L.P., ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, and ATEL Capital Equipment Fund X, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity's pro-rata share in the warehousing trust estate. The "pro-rata share" is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worths, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing line only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse line collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

  The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2005.

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

  Through March 31, 2005, the Partnership had borrowed $101,227,460 on a non-recourse basis. As of that date, $241,850 remained outstanding.

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

  If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership's debt obligations, see Notes 4 and 6 in the notes to the financial statements in
  Item 1.

  Cash Flows

  During the first quarters of 2005 and 2004, the Partnership's primary source of cash from operating activities was rents from operating leases.

  Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership's net investment in direct financing leases were the only investing sources of cash during the three months ended March 31, 2005 and 2004. Proceeds from sales of lease assets decreased from $482,139 during the three months ended March 31, 2004 to $49,937 during the three months ended March 31, 2005. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Assets sold in 2004 consisted primarily of materials handling equipment and various types of vehicles. Cash flows from direct finance leases decreased by $227,201 to $95,378 from $322,579 during the three months ended March 31, 2005 and 2004, respectively.

  During the three months ended March 31, 2005 and 2004, the single largest financing use of cash was distributions to partners. The amount of such distributions increased from $630,855 during the three months ended March 31, 2004 to $5,048,467 during the three months ended March 31, 2005. Distribution rates are now being adjusted annually based on the amounts of cash available for distributions.


  Results of operations

  Operations resulted in a net income of $189,667 during the three months ended March 31, 2005 compared to a net loss of $549,407 during the three months ended March 31, 2004. The Partnership's primary source of revenue was from operating leases in both periods. Revenues from operating leases decreased to $838,740 during the three months ended March 31, 2005 from $1,233,716 during the three months ended March 31, 2004. Depreciation of operating lease assets also decreased from $659,721 during the three months ended March 31, 2004 to $397,059 during the three months ended March 31, 2005. Over the last year, lease assets have been sold upon maturity of the underlying leases. These asset sales have led to decreases in operating lease revenues and depreciation expense.

  Sales of lease assets during the three months ended March 31, 2005 resulted in losses of $16,070. Sales of lease assets during the three months ended March 31, 2004 resulted in gains of $107,776. Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Partnership is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Partnership will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value upon termination of the related leases, while others will be expected to have substantial value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Partnership's goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose such assets during the course of its term.

  Management fees to the General Partner have decreased in total from $46,291 during the three months ended March 31, 2004 to $31,581 during the three months ended March 31, 2005. Equipment management fees are based on the gross rentals of the Partnership. The decrease is the result of the decreased lease revenues discussed above.

  Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review during the three moths ended March 31, 2004, management determined that the value of certain refuse and other vehicles and computer equipment had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management recorded a provision for the decline in value of those assets in the amount of $1,238,137 for the three months ended March 31, 2004. There was no provision recorded for the three months ended March 31, 2005.

  Item 3.  Controls and procedures.

  Evaluation of disclosure controls and procedures

  Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of March 31, 2005. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

  As disclosed in the Partnership's annual report on Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the General Partner had identified certain enhanced controls needed to facilitate a more effective closing of the Partnership's financial statements. Specifically, the Partnership's auditors advised management of a material weakness surrounding the financial statement closing process that they believe arose because ATEL's accounting resources were not adequate to complete the closing of the books and preparation of financial statements in a timely manner. However, it should be noted that the financial statements for that period were nevertheless issued with an unqualified opinion. Since the beginning of 2004, ATEL hired a new corporate controller, added two assistant controllers and additional accounting staff personnel, and has instituted new procedures or revised existing procedures to ensure that the Partnership's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. In connection with management's review of the effectiveness of internal disclosure controls and procedures of the Partnership as of March 31, 2005, including communication with its auditors regarding the audit process, ATEL management has determined that it has successfully taken all steps necessary to resolve any outstanding issues with respect to its annual financial statement closing process and that its accounting resources are adequate to perform this process in a timely and accurate manner. In connection with their audit of the Partnership and related programs for the year ended December 31, 2004, the independent accountants issued a no material weakness letter which indicates that no matters were noted involving internal control and its operation that the auditor considered to be material weaknesses as defined by the Public Company Accounting Oversight Board (United States). Furthermore, all financial statements for the Partnership and related programs for 2004 were issued with unqualified opinions of the independent accountants. The General Partner will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take any steps deemed necessary in the opinion of the General Partner's chief executive and chief financial officers to ensure the adequacy of the Partnership's disclosure and accounting controls and procedures.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

  Date:
  May 13, 2005


                      ATEL CASH DISTRIBUTION FUND VI, L.P.
                                  (Registrant)




                                    By: ATEL Financial Services LLC
                                        General Partner of Registrant





By:      /s/ Dean L. Cash_____________
         Dean L. Cash
         President and Chief Executive Officer
         of General Partner




By:      /s/ Paritosh K. Choksi_________
         Paritosh K. Choksi
         Principal Financial Officer
         of Registrant



By:      /s/ Donald E. Carpenter________
         Donald E. Carpenter
         Principal Accounting
         Officer of Registrant




By:      /s/ Elif A Kuvvetli________
         Elif A Kuvvetli
         Vice President and
         Corporate Controller