Form 10QSB
period 2005-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2005-08-22
CIK 927569

Form 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒                                 Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

☐                                 Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the transition period from          to

Commission File number 000-28368

ATEL Cash Distribution Fund VI, L.P.
(Exact name of registrant as specified in its charter)

California	94-3207229
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733
(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Partnership Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the issuer’s revenues for the most recent fiscal year: $5,019,693.

The number of Limited Partnership Units outstanding as of June 30, 2005 was 12,490,076.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CASH DISTRIBUTION FUND VI, L.P.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEET

JUNE 30, 2005
(Unaudited)

ASSETS
Cash and cash equivalents	$1,791,631

Accounts receivable, net of allowance for doubtful accounts of $366,000	363,001

Prepaid expenses	169,769

Investments in leases, net	12,960,241

Total assets	$15,284,642

LIABILITIES AND PARTNERS’ CAPITAL

Non-recourse debt	$222,084

Accounts payable and accruals:
General Partner	55,362
Other	348,714
Accrued interest payable	1,549
Unearned operating lease income	45,953
Total liabilities	673,662

Partners’ capital:
General Partner	—
Limited Partners	14,610,980
Total Partners’ capital	14,610,980

Total liabilities and Partners’ capital	$15,284,642

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Leasing activities:
Operating leases	$1,627,998	$2,373,360	$789,258	$1,139,644
Direct financing leases	99,894	626,687	26,582	305,607
Loss on sales of assets	(101,356)	(284,704)	(85,286)	(392,480)
Interest income	31,306	6,197	12,337	4,048
Other	38,526	100,160	18,465	(3,097)
	1,696,368	2,821,700	761,356	1,053,722

Expenses:
Impairment losses	—	1,238,137	—	—
Depreciation of operating lease assets	780,996	1,488,399	383,937	828,678
Cost reimbursements to General Partner	246,363	282,169	129,443	127,886
Other management fees	72,388	100,592	34,188	42,639
Railcar maintenance	164,181	204,974	100,219	136,370
Equipment and incentive management fees to General Partner	56,810	80,733	25,229	34,442
Professional fees	32,012	56,844	4,557	31,502
Interest expense	9,982	35,125	4,786	7,860
Franchise fees and state taxes	225,207	22,390	225,207	22,390
Provision for doubtful accounts	69,000	2,076	56,000	16,076
Outside Services	24,442	15,345	10,984	7,170
Amortization of initial direct costs	14,993	14,993	7,497	7,497
Other	72,843	84,298	41,825	46,180
	1,769,217	3,626,075	1,023,872	1,308,690
Net loss	$(72,849)	$(804,375)	$(262,516)	$(254,968)

Net income (loss):
General Partner	$52,435	5,855	$—	—
Limited Partners	(125,284)	(810,230)	(262,516)	(254,968)
	$(72,849)	$(804,375)	$(262,516)	$(254,968)

Net loss per Limited Partnership unit	$(0.01)	$(0.06)	$(0.02)	$(0.02)
Weighted average number of units outstanding	12,490,076	12,490,076	12,490,076	12,490,076

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004
AND FOR THE SIX MONTH PERIOD
ENDED JUNE 30, 2005
(Unaudited)

	Limited Partners		General
	Units	Amount	Partner	Total

Balance December 31, 2003	12,490,076	$23,783,263	$—	$23,783,263
Distributions to Limited Partners ($0.275 per Unit)	—	(3,435,269)	—	(3,435,269)
Distributions to General Partner	—	—	(33,993)	(33,993)
Net income (loss)	—	(615,698)	33,993	(581,705)
Balance December 31, 2004	12,490,076	19,732,296	—	19,732,296
Distributions to Limited Partners ($0.40) per Unit	—	(4,996,032)	—	(4,996,032)
Distributions to General Partner	—	—	(52,435)	(52,435)
Net income (loss)	—	(125,284)	52,435	(72,849)
Balance June 30, 2005	12,490,076	$14,610,980	$—	$14,610,980

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Operating activities:
Net loss:	$(72,849)	$(804,375)	$(262,516)	$(254,968)
Adjustment to reconcile net loss to cash provided by operating activities:
Impairment losses	—	1,238,137	—	—
Depreciation of operating lease assets	780,996	1,488,399	383,937	828,678
Amortization of initial direct costs	14,993	14,993	7,497	7,497
Provision for doubtful accounts	69,000	2,076	56,000	16,076
Loss on sales of lease assets	101,356	284,704	85,286	392,480
Changes in operating assets and liabilities:
Accounts receivable	149,093	166,600	27,553	(17,751)
Prepaid expenses	(169,769)	—	(169,769)	—
Accounts payable, General Partner	(138,342)	(67,438)	(24,349)	(89,488)
Accounts payable, other	2,653	(256,858)	(2,442)	122,621
Accrued interest payable	(273)	(901)	(138)	(355)
Unearned operating lease income	(36,450)	(13,106)	(45,690)	(14,990)
Net cash provided by operating activities	700,408	2,052,231	55,369	989,800

Investing activities:
Reduction of net investment in direct financing leases	237,486	185,761	142,108	(136,818)
Proceeds from sales of lease assets	176,778	803,329	126,841	321,190
Net cash provided by investing activities	414,264	989,090	268,949	184,372

Financing activities:
Distributions to Limited Partners	(4,996,032)	(625,000)	—	—
Distributions to General Partner	(52,435)	(5,855)	—	—
Repayments of non-recourse debt	(39,125)	(495,265)	(19,766)	(202,578)
Net cash used in financing activities	(5,087,592)	(1,126,120)	(19,766)	(202,578)

Net increase (decrease) in cash and cash equivalents	(3,972,920)	1,915,201	304,552	971,594
Cash and cash equivalents at beginning of period	5,764,551	1,664,963	1,487,079	2,608,570
Cash and cash equivalents at end of period	$1,791,631	$3,580,164	$1,791,631	$3,580,164

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,255	$36,026	$4,924	$8,215

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six and three months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

Certain prior year balances have been reclassified to conform to the current period presentation.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Asset Valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

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

Direct finance leases

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Notes receivable

Income from notes receivable is reported using the financing method of accounting. The Partnership’s investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.

Initial direct costs:

Initial direct cost of leases are deferred and amortized over the lease term, either as an adjustment to the yield for direct finance leases, or on a straight-line basis for operating leases.

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

3. Investment in equipment leases:

The Partnership’s investment in leases consists of the following:

		Depreciation/
		Amortization
		Expense or
		Amortization
	Balance	of Direct		Balance
	December 31,	Financing	Reclassifications &	June 30,
	2004	Leases	Dispositions	2005

Net investment in operating leases	$13,516,446	$(772,147)	$(616,620)	$12,127,679
Net investment in direct financing leases	588,214	(237,486)	—	350,728
Assets held for sale or lease, net of accumulated depreciation of $2,289,858 and $2,879,419 in 2004	137,204	(8,849)	338,486	466,841
Initial direct costs, net of accumulated amortization of $407,093 in 2005 and $398,095 in 2004	29,986	(14,993)	—	14,993
	$14,271,850	$(1,033,475)	$(278,134)	$12,960,241

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined during 2004 that the value of a fleet of certain refuse and other vehicles and computer equipment had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management recorded a provision for the decline in value of those assets in the amount of $1,238,137 in 2004. There have been no such impairments recognized to date in 2005.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the six and three month periods ended June 30:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Depreciation expense	$780,996	$1,488,399	$383,937	$828,678
Impairment losses	—	1,238,137	—	—
	$780,996	$2,726,536	$383,937	$828,678

Net investment in operating leases:

Property on operating leases consists of the following:

	Balance			Balance
	December 31,	Depreciation	Reclassifications &	June 30,
	2004	Expense	Dispositions	2005
Transportation	$34,466,300	$—	$(2,669,352)	$31,796,948
Construction	88,647	—	—	88,647
Materials handling	4,610,321	—	(125,318)	4,485,003
Office automation	156,860	—	(156,860)	—
Other	366,203	—	(10,366)	355,837
	39,688,331	—	(2,961,896)	36,726,435
Less accumulated depreciation	(26,171,885)	(772,147)	2,345,276	(24,598,756)
	$13,516,446	$(772,147)	$(616,620)	$12,127,679

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Materials Handling	7 - 10
Transportation	7 - 10
Construction	7 - 10
Office automation	3 - 5

Net investment in direct financing leases:

As of June 30, 2005, investment in direct financing leases consists of loaders/haul trucks and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2005:

Total minimum lease payments receivable	$246,901
Estimated residual values of leased equipment (unguaranteed)	151,632
Investment in direct financing leases	398,533
Less unearned income	(47,805)
Net investment in direct financing leases	$350,728

At June 30, 2005, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

		Direct
	Operating	Financing
	Leases	Leases	Total
Six months ending December 31, 2005	$734,179	$49,381	$783,560
Year ending December 31, 2006	1,192,070	98,760	1,290,830
2007	464,330	98,760	563,090
	$2,390,579	$246,901	$2,637,480

Substantially all of the equipment on leases were acquired in 1995, 1996 and 1997.

4. Non-recourse debt:

Non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2005, the carrying value of the pledged assets is $445,284. The note matures in 2007.

As of June 30, 2005, future minimum principal payments of non-recourse debt are as follows:

	Principal	Interest	Total
Six months ending December 31, 2005	$40,791	$8,589	$49,380
Year ending December 31, 2006	86,868	11,892	98,760
2007	94,425	4,336	98,761
	$222,084	$24,817	$246,901

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

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS.

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

During the six and three month periods ended June 30, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Costs reimbursed to AFS	$246,363	$282,169	$129,443	$127,886
Incentive and equipment management fees to AFS	56,810	80,733	25,229	34,442
	$303,173	$362,902	$154,672	$162,328

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the six month periods ended June 30, 2005 and 2004, the General Partner made such payments of $102,040, $113,466, respectively. During the three month periods ended June 30, 2005 and 2004, the General Partner made such payments of $44,976 and $78,417, respectively.

6. Financing arrangement:

The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of June 30, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of June 30, 2005	(936,727)
Total available under the acquisition and warehouse facilities	74,063,273

Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)
Total remaining available under the acquisition and warehouse facilities	$63,563,273

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2005.

7. Partners’ Capital:

As of June 30, 2005, 12,490,076 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Partnership’s registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Partnership is authorized to issue up to 12,500,000 Units, in addition to those issued to the Initial Limited Partners.

As defined in the Limited Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2005 and 2004. The amounts allocated were determined to bring AFS’s ending capital account balance to zero.

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

Third, an affiliate of AFS will receive as an Incentive Management Fee, 4% of remaining Cash from Sales or Refinancing.

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Distributions	$4,996,032	$625,000	$—	$—
Weighted average number of Units outstanding	12,490,076	12,490,076	12,490,076	12,490,076
Weighted average distributions per Unit	$0.40	$0.05	$—	$—

8. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The General Partner has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these provisions. The General Partner has no reason to believe that the facts and circumstances relating to the Partnership’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The General Partner knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

During the first half of 2005 and 2004, the Partnership’s primary activity was engaging in equipment leasing activities. During this same period in 2005 and 2004, the Partnership’s primary source of liquidity was rents from operating leases.

The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner’s success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of June 30, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of June 30, 2005	(936,727)
Total available under the acquisition and warehouse facilities	74,063,273

Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)
Total remaining available under the acquisition and warehouse facilities	$63,563,273

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

To manage the warehousing line of credit for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, ATEL Financial Services LLC (“AFS”), ATEL Leasing Corporation (“ALC”), and certain of the affiliated partnerships and limited liability companies. The warehousing line is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2005, the investment program participants were ATEL Cash Distribution Fund VI, L.P., ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, and ATEL Capital Equipment Fund X, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worths, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing line only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse line collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2005.

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

Through June 30, 2005, the Partnership had cumulatively borrowed $101,227,460 on a non-recourse basis. As of that date, $222,084 remained outstanding.

The Partnership’s long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership may borrow up to 50% of aggregate equipment cost, AFS expects that for a liquidation phase Partnership, such borrowings will be minimal. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 50% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership’s debt obligations, see Notes 4 and 6 in the notes to the financial statements in Item 1.

Cash Flows

During the six and three month periods ending June 30 of 2005 and 2004, the Partnership’s primary source of cash from operating activities was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both periods in both years.

Proceeds from the sales of assets and direct financing lease rents accounted for as reductions of the Partnership’s net investment in direct financing leases were the only investing sources of cash during the three and six month periods ended June 30, 2005 and 2004. Proceeds from sales of lease assets decreased from $321,190 for the three months ended June 30, 2004 to $126,841 during the three months ended June 30, 2005, and from $803,329 for the six months ending June 30, 2004 to $176,778 for the comparable period ending June 30, 2005. Proceeds from sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. Assets sold in 2005 consisted primarily of construction and materials handling equipment and various types of vehicles. Cash flows from direct finance leases increased from $185,761 for the six month period ended June 30, 2004 to $237,486 for the comparable period in 2005.

During the three and six month periods ended June 30, 2005 and 2004, the single largest financing use of cash was distributions to partners. The amount of such distributions increased from $630,855 during the six months ended June 30, 2004 to $5,048,467 during the six months ended June 30, 2005. Distribution rates are now being adjusted annually based on the amounts of cash available for distribution after taking into consideration the amounts that will be required for operations.

Results of operations

Operations resulted in a net loss of $262,516 during the three months ended June 30, 2005 compared to a net loss of $254,968 during the three months ended June 30, 2004. Net loss for the six months ended June 30, 2005 was $72,849 compared with a net loss of $804,375 for the comparable period in 2004. The Partnership’s primary source of revenues was from operating leases in both years. Depreciation of operating lease assets decreased for the six month period from $1,488,399 in 2004 to $780,996 in 2005 and for the three month period from $828,678 in 2004 to $383,937 in 2005. The fund is in its liquidation stage, as such, lease assets have been sold upon maturity of the underlying leases. These assets sales have led to decreases in operating lease revenues and depreciation expense.

Sales of assets during the six month periods ended June 30, 2005 and 2004 resulted in a loss of $101,356 and $284,704, respectively. Sales of assets during the three month periods ended June 30, 2005 and 2004 resulted in a loss of $85,286 and $392,480, respectively. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. Some assets may have little or no value upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease.

Management fees paid to the General Partner for the six month period ended June 30, 2005 decreased to $56,810 from $80,733 for the comparable period in 2004. Management fees for the three month period ended June 30, 2005 decreased to $25,229 from $34,442 for the comparable period in 2004. Management fees are based on the gross rentals of the Partnership. As noted above, the Partnership is in its liquidation stage and assets are sold as opportunities arise. The sale of assets is the major factor in the decrease of management fee expense.

The Company owns and leases a significant number of railcars to various lessees. From time to time, costs are incurred in order to be able to place the railcars on a new lease. These costs do not increase the useful life of the assets or increase their value in the marketplace. In the six month periods ended June 30, 2005 and 2004, the Company incurred $164,181 and $204,974 of such cost. In the three month periods ended June 30, 2005 and 2004, the Company incurred $110,219 and $136,370 of such cost.

For the six and three month periods ended June 30, 2005, taxes and franchise fees increased to $225,207 from $22,390 for the comparable period in 2004. Taxes and franchise fees are not consistent from period to period as the amount of taxes and fees are usually based on a number of factors such as property location, usage and revenue apportionment. The fund leased a large number of assets to a single lessee whose business location and tax and fee calculation was the main driver for the increase in taxes and fees.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. During its review of the carrying values as of June 30, 2005, management determined that no impairment exist against the carrying value of its assets. For the six months period ended June 30, 2004, management determined that the value of certain refuse and other vehicles and computer equipment had declined in value. Management recorded a provision for the decline in the amount of $1,238,137. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of June 30, 2005. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the General Partner had identified certain enhanced controls needed to facilitate a more effective closing of the Partnership’s financial statements. Specifically, the Partnership’s auditors advised management of a material weakness surrounding the financial statement closing process that they believe arose because ATEL’s accounting resources were not adequate to complete the closing of the books and preparation of financial statements in a timely manner. However, it should be noted that the financial statements for that period were nevertheless issued with an unqualified opinion. Since the beginning of 2004, ATEL hired a new corporate controller, added two assistant controllers and additional accounting staff personnel, and has instituted new procedures or revised existing procedures to ensure that the Partnership’s ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. In connection with management’s review of the effectiveness of internal disclosure controls and procedures of the Partnership as of December 31, 2004, including communication with its auditors regarding the audit process, ATEL management has determined that it has successfully taken all steps necessary to resolve any outstanding issues with respect to its annual financial statement closing process and that its accounting resources are adequate to perform this process in a timely and accurate manner. In connection with their audit of the Partnership and related programs for the year ended December 31, 2004, the independent accountants issued a no material weakness letter which indicates that no matters were noted involving internal control and its operation that the auditor considered to be material weaknesses as defined by the Public Company Accounting Oversight Board (United States). Furthermore, all financial statements for the Partnership and related programs for 2004 were issued with unqualified opinions of the independent accountants. The General Partner will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take any steps deemed necessary in the opinion of the General Partner’s chief executive and chief financial officers to ensure the adequacy of the Partnership’s disclosure and accounting controls and procedures.

The General Partner’s chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Partnership’s financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership’s consolidated financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets.

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
August 22, 2005

ATEL CASH DISTRIBUTION FUND VI, L.P.
(Registrant)

By: ATEL Financial Services LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer
of General Partner

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer
of Registrant