Form 10KSB/A
period 2004-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2006-02-15
CIK 927569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from            to
Commission File number 000-28368
ATEL Cash Distribution Fund VI, L.P.
(Exact name of small business registrant as specified in its charter)

California	94-3207229
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733
(Address of principal executive offices)
Registrant’s telephone number, including area code: (415) 989-8800
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Partnership Units
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐
State issuer’s revenues for the most recent fiscal year: $5,068,771.
The number of Limited Partnership Units outstanding as of December 31, 2004 was 12,490,076.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated November 23, 1994, filed pursuant to Rule 424(b) (Commission File No. 33-81952) is hereby incorporated by reference into Part IV hereof.

PART I
Item 1. BUSINESS
General Development of Business
ATEL Cash Distribution Fund VI, L.P. (the “Partnership”) was formed under the laws of the State of California in June 1994. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.
The Partnership conducted a public offering of 12,500,000 units of Limited Partnership Interest (“Units”) at a price of $10 per Unit. On January 3, 1995, the Partnership commenced operations in its primary business (leasing activities). As of November 23, 1996, the Partnership had received subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners’ Units and terminated its offering.
The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership’s invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) and (iii) provide significant distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.
The Reinvestment Period ended December 31, 2002 and the fund is now in its liquidation phase.
Narrative Description of Business
The Partnership acquired various types of equipment and leased such equipment pursuant to “Operating” leases and “Full Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “Full Payout” leases recover such cost. It was the intention of AFS that no more than 50% of the aggregate purchase price of equipment would be subject to “Operating” leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.
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
The Partnership’s objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) had an aggregate credit rating by Moody’s Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above.
AFS sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.
During 2004 and 2003, certain lessees generated significant portions of the Partnership’s total lease revenues as follows:

Lessee	Type of Equipment	2004	2003
Transamerica Leasing Inc.	Containers	17%	12%
Daimler Chrysler Corporation	Automobile manufacturing	12%	10%
Consolidated Rail Corporation	Locomotives & intermodal containers	16%	18%
United States Steel Corporation	Steel manufacturing	10%	9%

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

	Purchase Price Excluding	Percentage of Total
Asset Types	Acquisition Fees	Acquisitions
Transportation	$63,751,706	30.61%
Manufacturing	30,469,834	14.63%
Materials handling	24,043,881	11.54%
Railcars and locomotives	22,353,332	10.73%
Containers	21,694,688	10.42%
Mining	18,557,225	8.91%
Office automation	13,824,024	6.64%
Construction	9,259,221	4.45%
Other *	4,321,247	2.07%

	$208,275,158	100.00%

*	Individual lessee industries included in “Other” represent less than 2% of the total.

	Purchase Price
	Excluding	Percentage of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Transportation, rail	$55,950,904	26.86%
Electronics manufacturing	29,030,626	13.94%
Business services	28,360,969	13.62%
Mining	24,793,242	11.90%
Transportation, other	23,217,066	11.15%
Manufacturing, other	18,922,229	9.09%
Oil and gas	16,535,633	7.94%
Communications	5,282,291	2.54%
Other *	6,182,198	2.96%

	$208,275,158	100.00%

*	Individual lessee industries included in “Other” represent less than 2% of the total.

Through December 31, 2004, the Partnership has disposed of certain leased assets as set forth below:

	Original
	Equipment Cost,		Excess of
	Excluding		Rents Over
Asset Types	Acquisition Fees	Sales Price	Expenses*
Manufacturing	$33,193,187	$7,955,855	$27,886,465
Railcars and locomotives	38,786,031	25,144,336	33,806,463
Transportation	20,437,324	5,440,832	18,796,030
Office automation	15,222,637	1,766,335	14,808,036
Construction	19,389,608	4,289,570	20,840,438
Materials handling	12,054,106	1,605,550	12,192,479
Containers	10,746,881	2,541,623	11,060,616
Mining	7,830,671	2,061,091	7,766,029
Other	3,125,240	479,214	2,606,512

	$160,785,685	$51,284,406	$149,763,068

*	Includes only those expenses directly related to the production of the related rents.
For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2004, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.
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
AT&T Corp.:
The Partnership has filed suit against AT&T Corp. and CIT Leasing for recovery of lease payments due to the Partnership under a lease agreement with AT&T Corp. Accounts receivable related to the lease (included in the Partnership’s balance sheet) total $115,924 and have been fully reserved as of December 31, 2004. During the first six months of 2005, the lawsuit was determined unrecoverable by the Partnership and ultimately terminated.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
Item 5. MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED MATTERS
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
ERISA Valuation
In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of September 30, 2004. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of January 1, 2005. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.
After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2004, the value of the Partnership’s assets, calculated on this basis, was approximately $2.51 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.
Dividends
The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.
AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the Reinvestment Period to equal the following amounts per unit: $1.00 in 1997 and 1998; and $1.05 in 1999, 2000, 2001 and 2002. The Reinvestment Period ended December 31, 2002.
One distribution was made from cash generated from 2005 operations. The distribution was made in July 2005. The rate was $0.10 per Unit.
Two distributions were made from cash generated from 2004 operations. The first distribution was made in July 2004. The rate was $0.23 per Unit. The second distribution was made in January 2005 and the rate was $0.04 per Unit.
A single distribution was made from cash generated from 2003 operations. The distribution was made in January 2004 and the rate was $0.05 per Unit.
Holders of Units may make the election without charge to receive distributions on a monthly basis rather than on a quarterly basis.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements contained in this Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this Form 10-KSB/A, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Partnership’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB/A. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB/A or to reflect the occurrence of unanticipated events, other than as required by law.
Restated Financial Results
This Form 10-KSB/A is being filed with the Securities and Exchange Commission (“SEC”) to reflect the restatement of ATEL Cash Distribution Fund VI, L.P. Financial Statements. Accordingly, the discussion and the amounts included in this MD&A have been revised to reflect the restated financial information.
The Partnership’s General Partner determined that the accounting methodology relating to the capitalization of initial direct cost (“IDC”) and fees must be modified to comply with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result the General Partner concluded that a portion of acquisition fees, which were capitalized and amortized by the Partnership in 2003 and prior periods as IDC, must be recharacterized as an expense. As a result, an amount initially capitalized and subsequently amortized as IDC expense in 2003, 2004 and 2005 will instead be completely expensed as of the end of 2002, resulting in an adjustment to decrease Partners’ Capital as of the beginning of 2003.
In addition to the changes described above, in the fourth quarter of 2002, the Partnership’s financial statements reflected and disclosed a net charge for an impairment of the value of certain assets. The impairment charge should have been net of a recovery that was instead recorded in the first quarter of 2003. The effect of recording the recovery in the first quarter of 2003 instead of the fourth quarter of 2002 was that the Partnership’s net income for the fourth quarter of 2002 was understated as a result of the shift in the period the impairment recovery was recorded, and income for the first quarter of 2003 was overstated, in each case by the amount of the recorded impairment recovery. Six other items should have been recorded in other years. One item previously recorded in the fourth quarter of 2002 has instead been recorded in the first quarter of 2003 and thereby increases lease revenue in the first quarter of 2003 with a corresponding reduction in the fourth quarter of 2002. In addition, a similar item of such nature recorded in the first quarter of 2005 has instead been recorded in the fourth quarter of 2004 and thereby increases lease revenue in the fourth quarter of 2004 with a corresponding reduction in the first quarter of 2005. A second item involves recognition of additional Cost reimbursements to General Partner in the first quarter of 2003 and a corresponding decrease in Cost reimbursements to General Partner for in the fourth quarter of 2004. A third item involves recognition of additional other expense for tax payments related to the fourth quarter of 2002 and a corresponding decrease in other expense in the second quarter of 2003. The fourth item involved tax payments made and recorded in the second quarter of 2005 which applied to the fourth quarter of 2004. The fifth item relates to Railcar maintenance, professional fees, and other expense recorded in the first quarter of 2003 that should have been recorded in 2002. A sixth item relates to a loss on sale of assets recorded in 2004 should have been recognized in 2002. Adjustment of the above items for years prior to 2003 are reflected as an adjustment to Partners’ Capital as of the beginning of 2003.
The Partnership’s Financial Statements, included in Item 7 to this form 10-KSB/A, have been restated to reflect the results of the above adjustments. The adjustments had the effect of increasing 2004 net loss by $57,247 or $0.00 per Limited Partnership Unit. The restatement of prior periods had the effect of increasing net income in 2003 by $248,378 or $0.02 per Limited Partnership Unit and decreasing Partners’ Capital for years prior to 2003 by $375,967. See Note 3 to the Partnership’s Financial Statements for further discussion.
These adjustments were all non-cash transactions and did not effect distributions to the Limited Partners and General Partner.
Capital Resources and Liquidity
The Partnership conducted a public offering of 12,500,000 units of Limited Partnership Interest (“Units”) at a price of $10 per Unit. On January 3, 1995, the Partnership commenced operations in its primary business (leasing activities). As of November 23, 1996, the Partnership had received subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners’ Units and terminated its offering. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.
The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants.

The financial arrangement is $75,000,000 and expires in June 2007. The borrowing amount available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan.
As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of December 31, 2004	(2,027,636)

Total available under the acquisition and warehouse facilities	72,972,364
Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(30,500,000)

Total remaining available under the acquisition and warehouse facilities	$42,472,364

The interest rate on the line of credit is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity, or the bank’s Prime rate, which re-prices daily. Principal can be repaid or re-borrowed at time of maturity.
Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases. Borrowings on the warehouse facility are recourse jointly and severally to certain of the affiliated partnerships and limited liability companies, the Partnership, AFS and its affiliates. There were no borrowings under the warehouse facility as of December 31, 2004.
To manage the warehousing line of credit for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, ATEL Financial Services, LLC, ATEL Leasing Corporation (“ALC”), and certain of the affiliated partnerships and limited liability companies. The warehousing line is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2004, the investment program participants were ATEL Cash Distribution Fund VI, L.P., ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, and ATEL Capital Equipment Fund X, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worths, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing line only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse line collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.
The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2004. During the second quarter the Partnership terminated its participation with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants.
Throughout the reinvestment period, the Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the partners.
AFS or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Partnership, provided, however that: (i) the transaction is in the best interest of the Partnership; (ii) such equipment is purchased by the Partnership for a purchase price no greater than the cost of such equipment to AFS or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by AFS or affiliate and the time acquired by the Partnership; (iv) there is no benefit arising out of such transaction to AFS or its affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Partnership.
The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

If inflation in the general economy becomes significant, it may affect the Partnership in as much as the residual (resale) values and rates on re-leases of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.
If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.
As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.
As of December 31, 2004, cash balances consisted of working capital and amounts reserved for distributions in January 2005, generated from operations in 2004.
To date, the Partnership has borrowed $101,227,460 of non-recourse debt. As of December 31, 2004, the remaining unpaid balance was $261,209.
The Partnership’s long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership may borrow up to 50% of aggregate equipment cost, AFS expects that for a liquidation-phase Partnership, such borrowings will be minimal. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 50% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.
See Note 5 to the financial statements, Non-recourse debt, as set forth in Part II, Item 7, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.
The Partnership commenced regular distributions, based on cash flows from operations, beginning with the month of January 1995. See Item 5 of this report for additional information regarding the distributions.
Cash Flows
In 2004 and 2003, the Partnership’s primary source of cash was the rents from operating leases. Cash flows from operations decreased from $4,176,922 in 2003 to $3,430,653 in 2004, a decrease of $746,269. The decrease resulted from decreased operating lease rents.
In 2004 and 2003, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. The cash flows from direct financing leases surged from $329,341 in 2003 to $3,471,863 in 2004. Proceeds from asset sales decreased from $2,560,308 in 2003 to $1,228,202 in 2004, a decline of $1,332,106. The assets that were sold in 2004 had an original cost of approximately $26,499,000. The assets sold in 2003 had an original cost of approximately $13,735,000. Proceeds from sales of lease assets are not expected to be consistent from one year to another. In 2003, assets sold consistent primarily of containers, materials handling and truck and trailers. In 2004, assets sold consisted largely of rail transportation, construction equipment and truck and trailers.
There were no new sources of cash from financing activities in 2004. In 2003, our sources of cash from financing activities consisted of $706,055, the proceeds of new non-recourse note payable. Repayments of non-recourse debt increased from $459,251 in 2003 to $561,868 in 2004 as a result of scheduled debt payments. Absent in 2004 was a repayment of line of credit borrowings of $5,100,000 in 2003. Distributions to Limited Partners increased from $1,363,253 in 2003 to $3,435,269 in 2004. A single distribution was made from 2003 operations in January 2004. Two distributions were made from 2004 operations, one in July 2004 and one in January 2005. Effective in 2003, the amounts of distributions are based on the amounts of cash available for distribution after retaining sufficient balances for working capital. In prior periods the distributions were at a predetermined rate, subject only to the availability of sufficient cash balances. In 2003, the only source of cash from financing activities was the proceeds of a new non-recourse note payable. Since the Partnership is in its liquidation phase, no new borrowings were entered into in 2004.
Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Partnership is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Partnership will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value upon termination of the related leases, while others will be expected to have substantial value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Partnership’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose such assets during the course of its term.
Results of Operations
As of January 3, 1995, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities).
As of December 31, 2004, significant amounts of the Partnership’s assets were leased to lessees in certain industries as follows.

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
Revenues in 2004 decreased to $5,068,771 compared to $7,789,447 in 2003. Most of the Partnership’s revenues are generated from operating leases. These rents have decreased as a result of 2003 and 2004 asset sales. In addition, gains on sales of assets, which comprise a part of total revenues also decreased. In 2004, the Partnership recognized a loss on sales of assets of $462,645. The Partnership is in the liquidation phase of its life cycle. As leases mature, the assets were returned to inventory, and subsequently, most of the assets have been sold. This reduces the amounts of equipment actually on lease and producing revenue. This trend of decreasing operating lease revenues is expected to continue in future periods. Gains or losses on sales of lease assets are not expected to be consistent between periods.
Depreciation is the most significant ongoing Partnership expense. Depreciation expense is directly related to the Partnership’s investment in operating leases and is, therefore, also directly related to the revenues generated by those assets. The 2003 and 2004 sales that led to 2004 revenue decreases also gave rise to the decrease in depreciation expense from $3,635,637 in 2003 to $2,304,330 in 2004.
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
Other revenue increased $248,336 from 2003 to 2004 due to the recognition of deferred maintenance paid by three lessees and collections of previously written off receivables.
Other expense decreased $109,263 from 2003 to 2004 due to the reduction of sales tax accrual and general operating expenses.
Recent Accounting Pronouncements
On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii)

the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.
In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
(i) Special purpose entities (“SPEs”) created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.
(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.
(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.
The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Partnership’s financial position, results of operations, or liquidity.
Critical Accounting Policies
The policies discussed below are considered by management of the Partnership to be critical to an understanding of the Partnership’s financial statements because their application requires significantly complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Partnership also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
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
Asset valuation:
Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 28.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
ATEL Cash Distribution Fund VI, L.P.
We have audited the accompanying balance sheet of ATEL Cash Distribution Fund VI, L.P. (“Partnership”) as of December 31, 2004, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the financial statements, the Partnership has restated its financial statements for the years ended December 31, 2004 and 2003.

/s/ ERNST & YOUNG LLP

San Francisco, California
March 9, 2005
Except for Note 3,
as to which the date is February 14, 2006

ATEL CASH DISTRIBUTION FUND VI, L.P.
BALANCE SHEET
DECEMBER 31, 2004
(Restated)

ASSETS

Cash and cash equivalents	$5,764,551
Accounts receivable, net of allowance for doubtful accounts of $297,000	596,013
Investments in equipment and leases, net	14,241,864

Total assets	$20,602,428

LIABILITIES AND PARTNERS’ CAPITAL

Non-recourse debt	$261,209
Accounts payable and accruals:
General Partner	193,704
Other	515,830
Accrued interest payable	1,822
Unearned lease income	82,403

Total liabilities	1,054,968

Partners’ capital:
General Partner	—
Limited Partners	19,547,460

Total Partners’ capital	19,547,460

Total liabilities and Partners’ capital	$20,602,428

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Restated)

	2004	2003
Revenues:
Leasing activities:
Operating leases	$4,174,332	$6,699,536
Direct financing leases	1,024,060	803,886
Gain (loss) on sales of assets	(462,645)	223,468
Interest income	26,616	4,485
Other	306,408	58,072

	5,068,771	7,789,447

Expenses:
Depreciation of operating lease assets	2,304,330	3,635,637
Cost reimbursements to General Partner	542,946	702,381
Railcar maintenance	370,462	442,624
Equipment and incentive management fees to affiliates	414,552	310,867
Interest	46,090	268,047
Taxes on income and franchise fees	210,984	43,961
Other management fees	168,669	137,084
Professional fees	98,489	67,208
Outside services	56,798	78,632
(Recovery of) provision for doubtful accounts	30,735	(66,000)
Impairment losses	1,238,137	—
Other	225,531	334,794

	5,707,723	5,955,235

Net income (loss)	$(638,952)	$1,834,212

Net income (loss):
General Partner	$33,993	$46,866
Limited Partners	(672,945)	1,787,346

	$(638,952)	$1,834,212

Net income (loss) per Limited Partnership unit	$(0.05)	$0.14

Weighted average number of units outstanding	12,490,076	12,490,076
See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2004 AND 2003

	Limited Partners		General
	Units	Amount	Partner	Total
Balance December 31, 2002, as previously reported	12,490,076	$23,607,548	$—	$23,607,548
Cumulative effect of prior period adjustments (see Note 3)	—	(375,967)	—	(375,967)

Balance December 31, 2002, as restated	12,490,076	23,231,581	—	23,231,581

Distributions to Limited Partners ($0.11 per Unit)	—	(1,363,253)	—	(1,363,253)
Distributions to General Partner	—	—	(46,866)	(46,866)
Net income, as restated	—	1,787,346	46,866	1,834,212

Balance December 31, 2003, as restated	12,490,076	23,655,674	—	23,655,674

Distributions to Limited Partners ($0.275 per Unit)	—	(3,435,269)	—	(3,435,269)
Distributions to General Partner	—	—	(33,993)	(33,993)
Net income (loss), as restated	—	(672,945)	33,993	(638,952)

Balance December 31, 2004, as restated	12,490,076	$19,547,460	$—	$19,547,460

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Restated)

	2004	2003
Operating activities:
Net income (loss)	$(638,952)	$1,834,212
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of operating lease assets	2,304,330	3,635,637
Impairment losses	1,238,137	—
(Recovery of) provision for doubtful accounts	30,735	(66,000)
(Gain) loss on sales of assets	462,645	(223,468)
Changes in operating assets and liabilities:
Accounts receivable	77,722	(1,012,655)
Accounts payable and accruals due to General Partner	92,807	71,752
Accounts payable and accruals due to other	(107,703)	(234,196)
Accrued interest payable	(2,234)	131,535
Unearned lease income	(26,834)	40,105

Net cash provided by operating activities	3,430,653	4,176,922

Investing activities:
Proceeds from sales of assets	1,228,202	2,560,308
Reduction of net investment in direct financing leases	3,471,863	329,341

Net cash provided by investing activities	4,700,065	2,889,649

Financing activities:
Repayments of borrowings under revolving line of credit	—	(5,100,000)
Distributions to Limited Partners	(3,435,269)	(1,363,253)
Proceeds from borrowings of non-recourse debt	—	706,055
Repayments of non-recourse debt	(561,868)	(459,251)
Distributions to General Partner	(33,993)	(46,866)

Net cash used in financing activities	(4,031,130)	(6,263,315)

Net increase in cash and cash equivalents	4,099,588	803,256
Cash and cash equivalents at beginning of year	1,664,963	861,707

Cash and cash equivalents at end of year	$5,764,551	$1,664,963

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$48,324	$136,512

Schedule of non-cash transactions:
Offset of accounts receivable and debt service per lease and debt agreement:

Accrued interest payable	$—	$(523,034)

Non-recourse debt	—	(4,276,966)

	$—	$(4,800,000)

Accounts receivable	$—	$4,800,000

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
1. Organization and Limited Partnership matters:
ATEL Cash Distribution Fund VI, L.P. (the “Partnership”) was formed under the laws of the State of California on June 29, 1994 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership may continue until December 31, 2015.
Upon the sale of the minimum amount of Units of Limited Partnership interest (“Units”) of $1,200,000 and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations.
The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation. AFS is a wholly owned subsidiary of ATEL Capital Group.
The Partnership’s business consists of leasing various types of equipment. As of December 31, 2004, the original terms of the leases ranged from one to eleven years.
Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 6). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.
The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership’s invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, which ended December 31, 2002 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.
The Partnership is in its liquidation phase and is making distributions on an annual basis.
2. Summary of significant accounting policies:
Basis of presentation:
The accompanying financial statements as of December 31, 2004 and for the two years ended December 31, 2004 have been prepared in accordance with generally accepted accounting principles in the United Stated (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.
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

ATEL CASH DISTRIBUTION FUND VI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
2. Summary of significant accounting policies (continued):
Lease terms:
The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are expected to generally be for terms of from 36 to 84 months.
Income taxes:
The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.
The tax basis of the Partnership’s net assets and liabilities varies from the amounts presented in these financial statements as of December 31, 2004:

Financial statement basis of net assets, as restated	$19,547,460
Tax basis of net assets (unaudited)	19,767,830

Difference	$220,370

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns. The differences below also reflect the impact due to the restatement which is described in Note 3.
The following reconciles the net income (loss) reported in these financial statements to the income (loss) reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31:

	2004	2003
Net income (loss) per financial statements, as restated	$(638,952)	$1,834,212
Reconciling item — impact due to restatement (Note 3)	57,247	(248,378)
Tax adjustments (unaudited):
Adjustment to depreciation expense	2,265,752	1,985,215
Other adjustments to revenues and expenses	5,271,778	(2,691,933)
Provision for losses	1,238,137	—
Provision for doubtful accounts	(17,000)	(66,000)

Net income per federal tax return (unaudited)	$8,176,962	$813,116

Per unit data:
Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the period.
Asset valuation:
Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

ATEL CASH DISTRIBUTION FUND VI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
2. Summary of significant accounting policies (continued):
Segment reporting:
The Partnership adopted the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Partnership operates in one reportable operating segment in the United States.
The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.
The Partnership’s geographic operating revenues by continent is in North America and Europe in the amount of 97% and 3%, respectively, for each of the three years ended December 31, 2002, 2003 and 2004.
Credit risk:
Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2004, and 2003.
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
Direct financing leases
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
Interest income
The Partnership records loans at the principal amount outstanding plus accrued interest. A loan is placed on non-accrual status and interest income ceases to be recognized when collection of contractual loan payments is doubtful. Payments received for loans that have been placed on non-accrual status are recognized as return of principal. The Partnership resumes interest recognition on loans on non-accrual status after recovery of outstanding principal or an assessment by the Partnership that future payments are reasonably assured, if earlier.

ATEL CASH DISTRIBUTION FUND VI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
2. Summary of significant accounting policies (continued):
Recent accounting pronouncements:
On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.
In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
(i) Special purpose entities (“SPEs”) created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.
(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.
(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.
The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN46-R did not have a material impact on the Partnership’s financial position, results of operations, or liquidity.
3. Restated financial results:
The Partnership’s financial statements reflect the restatement of ATEL Cash Distribution Fund VI, L.P. as of December 31, 2004 and for each of the two years then ended.
The Partnership’s General Partner determined that the accounting methodology relating to the capitalization of initial direct cost (“IDC”) and fees must be modified to comply with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result the General Partner concluded that a portion of acquisition fees, which were capitalized and amortized by the Partnership in 2003 and prior periods as IDC, must be recharacterized as an expense. As a result, an amount initially capitalized and subsequently amortized as IDC expense in 2003, 2004 and 2005 will instead be completely expensed as of the end of 2002, resulting in an adjustment to decrease Partners’ Capital as of the beginning of 2003.
In addition to the changes described above, in the fourth quarter of 2002, the Partnership’s financial statements reflected and disclosed a net charge for an impairment of the value of certain assets. The impairment charge should have been net of a recovery that was instead recorded in the first quarter of 2003. The effect of recording the recovery in the first quarter of 2003 instead of the fourth quarter of 2002 was that the Partnership’s net income for the fourth quarter of 2002 was understated as a result of the shift in the period the impairment recovery was recorded, and income for the first quarter of 2003 was overstated, in each case by the amount of the recorded impairment recovery. Six other items should have been recorded in other years. One item previously recorded in the fourth quarter of 2002 has instead been recorded in the first quarter of 2003 and thereby increases lease revenue in the first quarter of 2003 with a corresponding reduction in the fourth quarter of 2002. In addition, a similar item of such nature recorded in the first quarter of 2005 has instead been recorded in the fourth quarter of 2004 and thereby increases lease revenue in the fourth quarter of 2004 with a corresponding reduction in the first quarter of 2005. A second item involves recognition of additional Cost reimbursements to General Partner in the first quarter of 2003 and a corresponding decrease in Cost reimbursements to General Partner for in the fourth quarter of 2004. A third item involves recognition of additional other

ATEL CASH DISTRIBUTION FUND VI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
3. Restated financial results (continued):
expense for tax payments related to the fourth quarter of 2002 and a corresponding decrease in other expense in the second quarter of 2003. The fourth item involved tax payments made and recorded in the second quarter of 2005 which applied to the fourth quarter of 2004. The fifth item relates to Railcar maintenance, professional fees, and other expense recorded in the first quarter of 2003 that should have been recorded in 2002. A sixth item relates to a loss on sale of assets recorded in 2004 should have been recognized in 2002. Adjustment of the above items for years prior to 2003 are reflected as an adjustment to Partners’ Capital as of the beginning of 2003.
The Partnership’s Financial Statements have been restated to reflect the results of the above adjustments. The adjustments had the effect of increasing 2004 net loss by $57,247. The restatement of prior periods had the effect of increasing net income in 2003 by $248,378 and decreasing Partners’ Capital for years prior to 2003 by $375,967.
The following tables represent the effects of the restatement for the correction of these errors on the Partnership’s financial statements as of December 31, 2004 and 2003:
Restatement adjustments for years ended December 31:

	Adjustment to	Adjustment to
	net loss	net income
	(increase)	increase
	decrease	(decrease)
	2004	2003
Operating leases, revenues	$14,919	$146,800
Gain (loss) on sale of assets	34,159	—
Depreciation of operating lease assets	—	(187,099)
Cost reimbursements to General Partner	33,459	(33,459)
Railcar maintenance	—	21,108
Taxes on income and franchise fees	(169,769)	215,000
Amortization of initial direct costs	29,985	35,186
Professional fees	—	18,327
Other expense	—	32,515

Net change in net income and in net loss	$(57,247)	$248,378

Net change in net income and in net loss:
General Partner	$—	$—
Limited Partners	(57,247)	248,378

	$(57,247)	$248,378

Net change in net income and in net loss per Limited Partnership Unit	$(0.00)	$0.02

ATEL CASH DISTRIBUTION FUND VI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
3. Restated financial results (continued):
Balance Sheet (Condensed) as of December 31:

	2004
	As reported	Restated
Assets:
Accounts receivable, net	$581,094	$596,013
Investments in equipment and leases, net	$14,271,850	$14,241,864
Total assets	$20,617,495	$20,602,428

Liabilities:
Accounts payable and accruals:
Other	$346,061	$515,830
Total liabilities	$885,199	$1,054,968

Partners’ capital:
General Partner	$—	$—
Limited Partners	19,732,296	19,547,460

Total Partners’ capital	$19,732,296	$19,547,460

Total liabilities and Partners’ capital	$20,617,495	$20,602,428
Statements of Operations (Condensed) for the years ended December 31:

	2004		2003
	As reported	Restated	As reported	Restated
Revenues:
Leasing activities:
Operating leases	$4,159,413	$4,174,332	$6,552,736	$6,699,536
Gain (loss) on sale of assets	$(496,804)	$(462,645)	$58,072	$223,468

Total revenues	$5,019,693	$5,068,771	$7,642,647	$7,789,447

Expenses:
Depreciation of operating lease assets	$2,304,330	$2,304,330	$3,448,538	$3,635,637
Cost reimbursements to General Partner	$576,405	$542,946	$668,922	$702,381
Railcar maintenance	$370,462	$370,462	$463,732	$442,624
Taxes on income and franchise fees	$41,215	$210,984	$258,961	$43,961
Amortization of initial direct costs	$29,985	$—	$35,186	$—
Professional fees	$98,489	$98,489	$85,535	$67,208
Other	$225,531	$225,531	$367,309	$334,794

Total expenses	$5,601,398	$5,707,723	$6,056,813	$5,955,235

Net income (loss)	$(581,705)	$(638,952)	$1,585,834	$1,834,212

Net income (loss)
General Partner	$33,993	$33,993	$46,866	$46,866
Limited Partners	(615,698)	(672,945)	1,538,968	1,787,346

	$(581,705)	$(638,952)	$1,585,834	$1,834,212

Net income (loss) per Limited Partnership Unit	$(0.05)	$(0.05)	$0.12	$0.14

ATEL CASH DISTRIBUTION FUND VI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
3. Restated financial results (continued):
Statements of Cash Flows (Condensed) for the years ended December 31:

	2004		2003
	As reported	Restated	As reported	Restated
Operating activities:
Net income (loss)	$(581,705)	$(638,952)	$1,585,834	$1,834,212
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Gain (loss) on sale of assets	$496,804	$462,645	$(223,468)	$(223,468)
Amortization of initial direct costs	$29,985	$—	$35,186	$—
Depreciation of operating lease assets	$2,304,330	$2,304,330	$3,448,538	$3,635,637
Account receivable	$92,641	$77,722	$(865,855)	$(1,012,655)
Accounts payable and accruals due to General Partner	$126,266	$92,807	$38,293	$71,752
Accounts payable and accruals due to other	$(277,472)	$(107,703)	$52,754	$(234,196)

Net cash provided by operating activities	$3,430,653	$3,430,653	$4,176,922	$4,176,922
4. Investments in equipment and leases, net:
The Partnership’s investments in equipment and leases consist of the following:

	December 31,	Impairment	Depreciation /	Reclassi-	December 31,
	2003	Losses	Amortization	fications or	2004
			Expense or	Dispositions
			Amortization of
			Direct Financing
			Leases
	Restated		Restated		Restated
Net investment in operating leases	$17,825,610	$(1,238,137)	$(2,304,330)	$(766,697)	$13,516,446
Net investment in direct financing leases	3,747,575	—	(3,471,863)	312,502	588,214
Assets held for sale or lease, net of accumulated depreciation of $2,879,419 in 2004 and $4,893,039 in 2003	1,373,856	—	—	(1,236,652)	137,204

	$22,947,041	$(1,238,137)	$(5,776,193)	$(1,690,847)	$14,241,864

Impairment of investments in leases and assets held for sale or lease:
Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews, management determined that due to continuing declines in markets for certain types of assets, during 2004, the value of certain equipment held for sale or lease was impaired. The fair values of the assets were determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of the assets in the amount of $1,238,137 for the year ended December 31, 2004. No impairment losses were recorded in 2003.

ATEL CASH DISTRIBUTION FUND VI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
4. Investments in equipment and leases, net (continued):
Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the years ended December 31:

	2004	2003
		Restated
Depreciation expense, as restated	$2,304,330	$3,635,637
Impairment losses	1,238,137	—

	$3,542,467	$3,635,637

All of the property on leases was acquired in 1997, 1996 and 1995.
Operating leases:
Property on operating leases consists of the following:

				Reclassi-
	December 31,	Impairment	Depreciation	fications or	December 31,
	2003	Losses	Expense	Dispositions	2004
Transportation	$39,768,030	$—	$—	$(5,301,730)	$34,466,300
Construction	11,328,744	—	—	(11,240,097)	88,647
Materials handling	6,127,982	—	—	(1,517,661)	4,610,321
Office automation	828,914	—	—	(672,054)	156,860
Miscellaneous	366,203	—	—	—	366,203

	58,419,873	—	—	(18,731,542)	39,688,331
Less accumulated depreciation	(40,594,263)	(1,238,137)	(2,304,330)	17,964,845	(26,171,885)

Total	$17,825,610	$(1,238,137)	$(2,304,330)	$(766,697)	$13,516,446

Direct financing leases:
As of December 31, 2004, investment in direct financing leases consists of loaders/haul trucks and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2004:

Total minimum lease payments receivable	$584,281
Estimated residual values of leased equipment (unguaranteed)	151,632

Investment in direct financing leases	735,913
Less unearned income	(147,699)

Net investment in direct financing leases	$588,214

ATEL CASH DISTRIBUTION FUND VI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
4. Investments in equipment and leases, net (continued):
At December 31, 2004, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

		Direct
Year ending	Operating	Financing
December 31,	Leases	Leases	Total
2005	$1,359,316	$386,761	$1,746,077
2006	1,046,760	98,760	1,145,520
2007	451,730	98,760	550,490

	$2,857,806	$584,281	$3,442,087

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Transportation	7 — 10
Materials Handling	7 — 10
Office Automation	7 — 10
Construction	5 — 7
5. Non-recourse debt:
At December 31, 2004, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2004, the carrying value of the pledged assets is $480,723. The note matures in 2007.
Future minimum payments of non-recourse debt are as follows:

Year ending
December 31,	Principal	Interest	Total
2005	$79,916	$18,844	$98,760
2006	86,868	11,892	98,760
2007	94,425	4,335	98,760

	$261,209	$35,071	$296,280

6. Related party transactions:
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
Each of ATEL Leasing Corporation (“ALC”); ATEL Equipment Corporation (“AEC”); ATEL Investor Services (“AIS”); and ATEL Financial Services, LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Partnership are performed by AFS.
Cost reimbursements to General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i)

ATEL CASH DISTRIBUTION FUND VI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
6. Related party transactions (continued):
actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.
Incentive management fees are computed as 3.25% of distributions of cash from operations, as defined in the Limited Partnership Agreement. Equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.
AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during 2004 and 2003:

	2004	2003
	Restated	Restated
Cost reimbursements to AFS, as restated	$542,946	$702,381
Incentive and equipment management fees to AFS	414,552	310,867

	$957,498	$1,013,248

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the years ended December 31, 2004 and 2003, the General Partner made such payments of $244,771 and $354,400, respectively.
7. Partners’ capital:
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
8. Concentration of credit risk and major customers:
The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.
The Partnership is no longer acquiring equipment. As assets have been sold upon maturity of the related leases, concentrations have arisen in certain industries due to the decreasing number of remaining leases and assets.

ATEL CASH DISTRIBUTION FUND VI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
8. Concentration of credit risk and major customers (continued):
As of December 31, 2004, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

2004
Rail transportation	54%
Containers	18%
Other transportation services	13%
Other manufacturing	9%
During 2004, four customers comprised 17%, 16%, 12% and 10% of the Partnership’s revenues from leases. During 2003, four customers comprised 18%, 10%, 12%, and 9% of the Partnership’s revenues from leases.
9. Line of credit:
The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. Borrowing amounts available to the Partnership under this financing arrangement are reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of December 31, 2004	(2,027,636)

Total available under the acquisition and warehouse facilities	72,972,364

Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(30,500,000)

Total remaining available under the acquisition and warehouse facilities	$42,472,364

The interest rate on the line of credit is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity, or the bank’s Prime rate, which re-prices daily. Principal can be repaid or re-borrowed at time of maturity.
Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases. Borrowings on the warehouse facility are recourse jointly and severally to certain of the affiliated partnerships and limited liability companies, the Partnership, AFS and its affiliates. There were no borrowings under the warehouse facility as of December 31, 2004.
The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2004.
10. Fair value of financial instruments:
The recorded amounts of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.
Non-recourse debt:
The fair value of the Partnership’s non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership’s non-recourse debt at December 31, 2004 is $265,311.

ATEL CASH DISTRIBUTION FUND VI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
11. Reserves and provisions for doubtful accounts:
Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

	Reserve for	Allowance for
	losses and	doubtful
	impairments	accounts
Balance December 31, 2002	$—	$460,000
Recoveries	—	(66,000)
Charge offs	—	(80,000)

Balance December 31, 2003	—	314,000
Provision for impairment and doubtful accounts	1,238,137	30,735
Charge offs	(1,238,137)	(47,735)

Balance December 31, 2004	$—	$297,000

12. Guarantees:
The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties — in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations — also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The General Partner has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these provisions. The General Partner has no reason to believe that the facts and circumstances relating to the Partnership’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The General Partner knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with GAAP.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 8A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As more fully disclosed in Note 3 to the financial statements, the Partnership’s financial statements have been restated. The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that the circumstances leading to the restatement of the Partnership’s financial statements for the year ended December 31, 2004 and 2003, constituted a material weakness in the Partnership’s internal control over financial reporting.
The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases, and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the General Partner on behalf of the Partnership; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process, including evaluating the relative significance of misstatements, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.
Changes in internal control
The Partnership believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures that caused the restatement of financial statements described above, including changes in the Partnership’s internal control over financial reporting. These corrective actions are as follows:
First, management has reorganized the review and backup procedures for its periodic accounting by its accounting staff including, among other things, accrual of expenses and reimbursement to the General Partner, and will add additional accounting personnel to implement these enhanced review and backup procedures. The Partnership’s controls over the selection and application of accounting policies will be enhanced. Senior management’s review and approval is required for the selection, adoption, application, and change of all accounting policies. In the event of an adoption, or a change in the method of application, of a significant accounting policy, management will consult with the Partnership’s independent registered public accounting firm.
Second, management will implement a periodic reaffirmation process for evaluating the applicability and proper application of our existing significant accounting policies.
Third, the effects of these changes have been incorporated in the Partnership’s restatement of the affected financial statements included in this Annual Report on Form 10-KSB/A.

PART III
Item 9. DIRECTORS AND EXECUTIVE OFFICERS
The registrant is a Limited Partnership and, therefore, has no officers or directors.
All of the outstanding capital stock of ATEL Financial Services, LLC (“AFS”) is held by ATEL Capital Group (“ACG”), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.
Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS.
The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (General Partner)

Vasco H. Morais	Senior Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (General Partner)
Dean L. Cash, age 55, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.
Paritosh K. Choksi, age 52, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.
Vasco H. Morais, age 47, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.
Audit Committee
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Partnership.

Code of Ethics
ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.
Item 10. EXECUTIVE COMPENSATION
The registrant is a Limited Partnership and, therefore, has no officers or directors.
Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2004 and 2003 is set forth in Item 7 of this report under the caption “Financial Statements and Supplementary Data — Notes to the Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.
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
Equipment Management Fees
As compensation for its services rendered generally in managing or supervising the management of the Partnership’s equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 3.5% of the gross lease revenues from “operating” leases, as defined, and (ii) 2% of gross lease revenues from “full payout” leases, as defined, which contain net lease provisions. See Note 6 to the Financial Statements included at Part II, Item 7 of this report for amounts paid.
Incentive Management Fees
As compensation for its services rendered in establishing and maintaining the composition of the Partnership’s equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, AFS is entitled to receive the Incentive management fee which shall be payable for each fiscal quarter and shall be an amount equal to 1% of cash distributions from operations, sales or refinancing and 3.25% (4% prior to July 1, 1995) of cash distributions from operations to an affiliate of AFS until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Limited Partnership Agreement). Thereafter, the incentive management fee paid to the affiliate of AFS shall be 4% of all distributions of cash from operations, sales or refinancing.
See Note 6 to the Financial Statements included at Part II, Item 7 of this report for amounts paid.
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
General Partner’s Interest in Operating Proceeds
Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2004 and 2003. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements included in Part II, Item 7 of this report for amounts allocated to AFS in 2004 and 2003.
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
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7 of this report under the caption “Financial Statements and Supplemental Data — Notes to the Financial Statements — Related party transactions” at Note 6 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.
Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K for the fourth quarter of 2004 (1) Form 8-K on November 21, 2005 of Dean L. Cash

(b)	Exhibits

(3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10-KSB for the period ended December 31, 1994 (File No. 33-81952).

(14.1) Code of Ethics (14.1) Code of Ethics

(31.1)	Certification of Paritosh K. Choksi

(31.2)	Certification of Dean L. Cash

(32.1)	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

(32.2)	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2004	2003
Audit fees	$34,581	$35,246
Audit related fees	—	—
Tax fees	24,793	27,050
Other	—	—

	$59,374	$62,296

The Partnership has restated its audited financial statements for the years ended December 31, 2004 and 2003, as well as the unaudited interim statements for the first and second quarters of 2005. The audit fees incurred for auditing the restated financial statements for the years ended December 31, 2004 and 2003 will be included under this Item 14 as audit related fees in the registrant’s annual report on Form 10-KSB for the year ended December 31, 2005.
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Partnership.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 15, 2006

ATEL Cash Distribution Fund VI, L.P.
(Registrant)

By:	ATEL Financial Services, LLC,
General Partner of Registrant

By: /s/ Dean Cash Dean Cash,
President and Chief Executive Officer of
ATEL Financial Services, LLC (General Partner)

By: /s/ Paritosh K. Choksi Paritosh K. Choksi,
Executive Vice President and Chief Financial and Operating Officer of
ATEL Financial Services, LLC (General Partner)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean Cash Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	February 15, 2006

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (General Partner)	February 15, 2006
No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB/A, and copies thereof will be furnished supplementary to the Commission when forwarded to the security holders.