Form 10QSB
period 2005-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2007-06-01
CIK 927569

Form 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the issuer’s revenues for the most recent fiscal year: $5,068,771.

The number of Limited Partnership Units outstanding as of September 30, 2005 was 12,490,076.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CASH DISTRIBUTION FUND VI, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEET

SEPTEMBER 30, 2005

(Unaudited)

ASSETS
Cash and cash equivalents	$1,405,314
Accounts receivable, net of allowance for doubtful accounts of $248,699	346,091
Prepaid expenses	231,133
Investments in equipment and leases, net	12,192,544

Total assets	$14,175,082

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse debt	$201,901
Accounts payable and accruals:
General Partner	97,506
Lessees and other	304,552
Accrued interest payable	1,408
Unearned operating lease income	36,854

Total liabilities	642,221
Partners’ capital:
General Partner	—
Limited Partners	13,532,861

Total Partners’ capital	13,532,861

Total liabilities and Partners’ capital	$14,175,082

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Leasing activities:
Operating leases	$802,478	$951,597	$2,415,557	$3,324,957
Direct financing leases	6,456	294,620	106,350	921,307
Gain (loss) on sales of assets	196,707	(181,344)	95,351	(431,889)
Interest income	11,417	5,747	42,723	11,944
Other	39,249	126,809	77,775	226,969

	1,056,307	1,197,429	2,737,756	4,053,288
Expenses:
Depreciation of operating lease assets	409,001	369,689	1,189,997	1,858,088
Cost reimbursements to General Partner	137,156	165,719	381,548	414,429
Impairment losses	—	—	—	1,238,137
Interest expense	4,366	6,484	14,348	41,609
Other management fees	31,256	34,860	103,644	135,452
Railcar maintenance	118,838	91,334	283,061	296,308
Equipment and incentive management fees to General Partner	70,095	132,065	126,905	212,798
Outside services	21,904	25,530	51,998	40,875
Professional fees	22,046	6,683	57,954	63,527
Provision for (reversal of) doubtful accounts	(8,050)	28,000	60,950	30,076
Taxes on income and franchise fees	390	—	55,828	22,390
Other	45,623	71,348	115,894	155,646

	852,625	931,712	2,442,127	4,509,335

Net income (loss)	$203,682	$265,717	$295,629	$(456,047)

Net income (loss):
General Partner	$12,755	$28,138	$65,190	$33,993
Limited Partners	190,927	237,579	230,439	(490,040)

	$203,682	$265,717	$295,629	$(456,047)

Net income (loss) per Limited Partnership unit	$0.02	$0.02	$0.02	$(0.04)
Weighted average number of units outstanding	12,490,076	12,490,076	12,490,076	12,490,076

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND FOR THE NINE MONTH PERIOD

ENDED SEPTEMBER 30, 2005

(Unaudited)

	Limited Partners Units	Amount	General Partner	Total
Balance December 31, 2003	12,490,076	$23,655,674	$—	$23,655,674
Distributions to Limited Partners ($0.275 per Unit)	—	(3,435,269)		(3,435,269)
Distributions to General Partner	—	—	(33,993)	(33,993)
Net income (loss)	—	(672,945)	33,993	(638,952)

Balance December 31, 2004	12,490,076	19,547,460	—	19,547,460
Distributions to Limited Partners ($0.50) per Unit	—	(6,245,038)	—	(6,245,038)
Distributions to General Partner	—	—	(65,190)	(65,190)
Net income (loss)	—	230,439	65,190	295,629

Balance September 30, 2005	12,490,076	$13,532,861	$—	$13,532,861

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

NINE AND THREE MONTH PERIODS ENDED

SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating activities:
Net income (loss)	$203,682	$265,717	$295,629	$(456,047)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Impairment losses	—	—	—	1,238,137
Depreciation of operating lease assets	409,001	369,689	1,189,997	1,858,088
Provision for (recovery of) doubtful accounts	(8,050)	28,000	60,950	30,076
(Gain) loss on sales of lease assets	(196,707)	181,344	(95,351)	431,890
Changes in operating assets and liabilities:
Accounts receivable	24,960	(3,192)	188,972	163,409
Prepaid expenses	(51,458)	—	(231,134)	—
Accounts payable and accruals, General Partner	28,255	(1,696)	(612,028)	(97,639)
Accounts payable and accruals, lessees and other	(45,224)	24,904	304,552	(269,526)
Accrued interest payable	(141)	45	(414)	(856)
Unearned operating lease income	(9,099)	12,454	(45,549)	(653)

Net cash provided by operating activities	355,219	877,265	1,055,624	2,896,879

Investing activities:
Reduction of net investment in direct financing leases	40,470	3,213,448	255,933	3,399,108
Proceeds from sales of lease assets	499,941	203,748	698,742	1,007,177

Cash provided by investing activities	540,411	3,417,196	954,675	4,406,285

Financing activities:
Distributions to Limited Partners	(1,249,008)	(2,810,269)	(6,245,038)	(3,435,269)
Distributions to General Partner	(12,755)	(28,138)	(65,190)	(33,993)
Repayments of non-recourse debt	(20,184)	(27,542)	(59,308)	(522,807)

Cash used in financing activities	(1,281,947)	(2,865,949)	(6,369,536)	(3,992,069)

Net increase (decrease) in cash and cash equivalents	(386,317)	1,428,512	(4,359,237)	3,311,095
Cash and cash equivalents at beginning of period	1,791,631	3,547,546	5,764,551	1,664,963

Cash and cash equivalents at end of period	$1,405,314	$4,976,058	$1,405,314	$4,976,058

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,366	$6,484	$14,348	$41,609

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

1. Organization and partnership matters:

ATEL Cash Distribution Fund VI, L.P. (the Partnership) was formed under the laws of the state of California on May 17, 1996 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership may continue until December 31, 2017.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) (120,000 Units) ($1,200,000) and the receipt of the proceeds thereof on January 7, 1997, the Partnership commenced operations.

The General Partner of the Partnership is ATEL Financial Services LLC (“AFS”). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership’s business consists of leasing various types of equipment. As of September 30, 2005, the original terms of the leases ranged from nine months to ten years.

Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership. AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership’s invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, which ended December 31, 2004 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

The Partnership is in its liquidation phase and is making distributions.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner , necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of provisions for doubtful accounts.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Accounts receivable:

Accounts receivable represent the amounts billed under lease contracts and currently due to the Partnership. Allowances for doubtful accounts are established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off on specific identification by AFS. Amounts recovered previously written-off are recorded as other income in the period received.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally be from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Direct financing leases and related revenue recognition:

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

Direct financing leases are placed in a non-accrual status (no revenue recognized) based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review by AFS. Direct financing leases are charged off on specific identification by AFS.

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as Operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income and franchise taxes for only those states which levy taxes on partnerships.

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the period.

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value.

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

Segment reporting:

The Partnership adopted the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a Partnership. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Partnership operates in one reportable operating segment in the United States.

The Partnership’s chief operating decision makers are the General Partner ‘s Chief Operating Officer and its Chief Executive Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

The primary geographic regions in which the Partnership seeks leasing opportunities are the North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s operating revenues for the nine month period ended September 30, 2005:

Geographic area	Percentage
United States	96%
United Kingdom	4%

Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2005, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in partners’ capital and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Partnership’s financial statements upon adoption of a voluntary change in accounting principle by the Partnership.

3. Investment in equipment and leases:

The Partnership’s Investments in equipment and leases consists of the following:

	Balance December 31, 2004	Depreciation/ Amortization Expense or Amortization of Direct Financing Leases	Reclassfications & Additions/ (Dispositions)	Balance September 30, 2005
Net investment in operating leases	$13,516,446	$(1,170,553)	$(728,624)	$11,617,269
Net investment in direct financing leases	588,214	(255,933)	—	332,281
Assets held for sale or lease, net of accumulated depreciation of $854,764 in 2005 and $2,879,419 in 2004	137,204	(19,444)	125,234	242,994

	$14,241,864	$(1,445,930)	$(603,390)	$12,192,544

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review during the nine month period ended September 30, 2004, management determined that the value of certain refuse and other vehicles had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets could command. Management recorded provisions for the declines in value of those assets in the amounts of $1,238,137. No assets were identified as impaired during management’s review for the nine month period ended September 30, 2005.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the nine and three month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Depreciation of operating lease assets	$409,001	$369,689	$1,189,997	$1,858,088
Impairment losses	—	—	—	1,238,137

	$409,001	$369,689	$1,189,997	$3,096,225

Net investment in operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2004	Depreciation / Amortization Expense or Amortization of Operating Leases	Reclassifications & Additions/ Dispositions)	Balance September 30, 2005
Transportation	$34,466,300	$—	$(2,917,121)	$31,549,179
Construction	88,647	—	—	88,647
Manufacturing	—	—	—	—
Materials handling	4,610,321	—	(157,947)	4,452,374
Office automation	156,860	—	(588,115)	(431,255)
Other	366,203	—	(10,365)	355,838

	39,688,331	—	(3,673,548)	36,014,783
Less accumulated depreciation	(26,171,885)	$(1,170,553)	2,944,924	(24,397,514)

	$13,516,446	$(1,170,553)	$(728,624)	$11,617,269

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life

Materials Handling	7-10
Transportation, Rail	7-10
Construction	5-7
Office automation	7-10

Net investment in direct financing leases:

Investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of September 30, 2005:

Total minimum lease payments receivable	$222,210
Estimated residual values of leases equipment (unguaranteed)	151,421

Investment in direct financing leases	373,631
Less unearned income	(41,350)

Net investment in direct financing leases	$332,281

At September 30, 2005, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2005	$503,110	$24,690	$527,800
Year ending December 31, 2006	1,856,470	98,760	1,955,230
2007	1,082,240	98,760	1,181,000
2008	376,555	—	376,555

	$3,818,375	$222,210	$4,040,585

All of the equipment on leases was acquired in 1996, 1997, 1998, 1999, 2001 and 2002.

4. Non-recourse debt:

At September 30, 2005, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by an assignment of lease payments and pledges of assets. At September 30, 2005, the carrying value of the pledged assets is $232,442. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Three months ending December 31,2005	$20,609	$4,082	$24,691
Year ending December 31, 2006	86,868	11,892	98,760
Year ending December 31, 2007	94,424	4,336	98,760

Totals	$201,901	$20,310	$222,211

5. Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as disposition of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS.

Cost reimbursements to the General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

Incentive management fees are computed as 3.25% of distributions of cash from operations, as defined in the Limited Partnership Agreement and equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

During the nine and three month periods ended September 30, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Costs reimbursements to AFS	$137,156	$165,719	$381,548	$414,429
Equipment and incentive management fees to AFS	70,095	132,065	126,905	212,798

	$207,251	$297,784	$508,453	$627,227

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the nine month periods ended September 30, 2005 and 2004, the General Partner made such payments of $212,573 and $202,313, respectively. During the three month periods ended September 30, 2005 and 2004, the General Partner made such payments of $110,533 and $88,847, respectively.

6. Partners’ Capital:

As of September 30, 2005, 12,490,076 Units were issued and outstanding. The Partnership is authorized to issue up to 12,500,000 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

Third, an affiliate of AFS will receive as an Incentive Management Fee, 4% of remaining Cash from Sales or Refinancing.

Fourth, the balance to the Limited Partners.

Distributions to the Limited Partners were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Distributions	$1,249,008	$2,810,269	$6,245,038	$3,435,269
Weighted average number of Units outstanding	12,490,076	12,490,076	12,490,076	12,490,076
Weighted average distributions per Unit	$0.10	$0.23	$0.50	$0.28

7. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The General Partner has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these provisions. The General Partner has no reason to believe that the facts and circumstances relating to the Partnership’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The General Partner knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward- looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

In 2004 and 2005, the Partnership’s primary source of cash was operating lease rents and proceeds from sale of lease assets.

The Partnership is in its liquidation phase therefore the primary source of cash flows for the Partnership going forward is expected to be from rents from operating leases and proceeds from sales of equipment. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

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

As of September 30, 2005, the Partnership had cumulatively borrowed $ 65,164,309 on a non-recourse basis with a remaining unpaid balance of $201,901 . Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings. Refer to Note 4 in the notes to the financial statements in Item 1.

If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Cash Flows

The three months ended September 30, 2005 versus the three months ended September 30, 2004

In 2005 and 2004, the Partnership’s primary source of cash from operations was the rents from operating leases activities. However, cash flow from operations decreased by $522,046 from $877,265 in 2004, to $355,219 in 2005. The decrease was primarily due to decreases in operating lease and direct financing lease of $437,283 to $808,934 in 2005 compared to $1,246,217 in 2004. This decrease was partially offset by an increase in a gain on sales of assets of $378,051 to a gain of $196,707 in 2005 from a loss of $181,344 in 2004.

In 2005, cash provided from investing activities decreased by $2,876,785 to $540,411 in 2005 from $3,417,196 in 2004. The decrease was primarily due to a decrease in net investments in direct financing leases as a result of the Company being in liquidations stage and not financing any new leases. Reduction of investment in direct financing leased decreased $3,172,978 to $40,470 in 2005 from $3,213,448 in 2004.

In 2005, the Partnership had no new sources of cash from financing activities. Cash used in financing activities decreased by $1,584,003 to $1,281,946 in 2005 from $2,865,949 in 2004. Cash used in financing activities decreased primarily as a result of a decrease in distributions to Limited Partners of $1,561,261 to $1,249,008 in 2005 from $2,810,269 in 2004. This decrease in accrued distributions payable was added to by a decrease in repayments of non-recourse debt of $7,359 to $20,183 in 2005 from $27,542 in 2004.

The nine months ended September 30, 2005 versus the nine months ended September 30, 2004

In 2005 and 2004, the Partnership’s primary source of cash from operations was the rents from operating leases activities. However, cash flow from operations decreased by $1,841,255 from $2,896,879 in 2004, to $1,055,624 in 2005. The decrease was primarily due to decreases in operating lease and direct financing lease of $1,724,357 to $2,521,907 in 2005 compared to $4,246,264 in 2004. This decrease was partially offset by an increase in a gain on sales of assets of $527,240 to a gain of $95,351 in 2005 from a loss of $431,889 in 2004.

In 2005, cash provided from investing activities decreased by $3,451,610 to $954,675 in 2005 from $4,406,285 in 2004. The decrease was primarily due to a decrease in net investments in direct financing leases as a result of the Company being in liquidations stage and not financing any new leases. Reduction in investment in direct financing leased decreased $3,143,175 to $255,933 in 2005 from $3,399,108 in 2004.

In 2005, the Partnership had no new sources of cash from financing activities. Cash used in financing activities increased by $2,377,467 to $6,369,536 in 2005 from $3,992,069 in 2004. Cash used in financing activities increased primarily as a result of an increase in distributions to Limited Partners of $2,809,769 to $6,245,038 in 2005 from $3,435,269 in 2004. This increase in accrued distributions payable was partially offset by a decrease in repayments of non-recourse debt of $463,499 to $59,308 in 2005 from $522,807 in 2004.

Results of operations

The three months ended September 30, 2005 versus the three months ended September 30, 2004

In 2005, revenues decreased by $141,122 to $1,056,307 in 2005 from $1,197,429 in 2004. This decrease in revenues was primarily due to decrease in operating and financing leases of $437,283 to $808,934 in 2005 from $1,246,217 in 2004. This decrease in operating and direct financing leases was partially offset by an increase in gain on sales of assets. Gain on sales of assets increased by $378,051 to a gain of $196,707 in 2005 from a loss of $181,344 in 2004. The primary sources of the Partnership’s revenues are generated from rents from operating leases. The Partnership is in the liquidation phase of its life cycle. As leases mature, the assets were returned to inventory, and subsequently, most of the assets have been sold. This reduces the amount of equipment actually on lease and producing revenue. This trend of decreasing operating and direct financing leases revenues is expected to continue in future periods. Gains or losses on sales of lease assets are not expected to be consistent between periods.

Operating results decreased by $62,035 from a net income of $265,717 in 2004 to net income of $203,682 in 2005. This decrease in operating results was primarily a result of decreases in total revenue and increases in certain operating expenses including: (1) Depreciation of operating lease assets, (2) Railcar maintenance, and (3) Professional fees. In 2005, these expenses increased by $82,179 from $467,706 in 2004 to $549,885 in 2005. In 2005, cost reimbursements to General Partner, equipment and incentive management fees to General Partner, and provision for (recovery of) doubtful accounts decreased by $126,583 to $199,201 in 2005 from $325,784 in 2004, which is consistent with a fund in the liquidation phase of its lifecycle.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review, management determined that the fair value of assets on lease to one particular lessee had declined in value to the extent that carrying value had become impaired. In 2005, the Partnership did not recognize any impairment losses. Impairment losses are not expected to be consistent between periods.

The nine months ended September 30, 2005 versus the nine months ended September 30, 2004

In 2005, revenues decreased by $1,315,532 to $2,737,756 in 2005 from $4,053,288 in 2004. This decrease in revenues was primarily due to decrease in operating and financing leases of $1,724,357 to $2,521,907 in 2005 from $4,246,264 in 2004. This decrease in operating and direct financing leases was partially offset by an increase in gain on sales of assets. Gain on sales of assets increased by $527,240 to a gain of $95,351 in 2005 from a loss of $431,889 in 2004. The primary sources of the Partnership’s revenues are generated from rents from operating leases. The Partnership is in the liquidation phase of its life cycle. As leases mature, the assets were returned to inventory, and subsequently, most of the assets have been sold. This reduces the amount of equipment actually on lease and producing revenue. This trend of decreasing operating and direct financing leases revenues is expected to continue in future periods. Gains or losses on sales of lease assets are not expected to be consistent between periods.

Although total revenues decreased from 2004 to 2005, operating results increased during the same period. Operating results increased by $751,676 from a net loss of $456,047 in 2004 to net income of $295,629 in 2005. This increase in operating results was primarily a result of decreases in certain operating expenses, which more than offset the revenue decrease discussed above. In 2005, depreciation of operating lease assets, cost reimbursements to General Partner, interest expense, other management fees, equipment and incentive management fees to General Partner and other decreased by $885,686 to $1,932,336 in 2005 from $2,818,022 in 2004, which is consistent with a fund in the liquidation phase of its lifecycle. Additionally during 2005, the provision for impairment losses decreased by $1,238,137 from $1,238,137 in 2004 to a nominal amount in 2005.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review, management determined that the fair value of assets on lease to one particular lessee had declined in value to the extent that carrying value had become impaired. In 2005, the Partnership did not recognize any impairment losses while in 2004, there was an impairment loss of $1,238,137 on write down of the residual values of assets on lease to this one particular lessee. Impairment losses are not expected to be consistent between periods.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at September 30, 2005 certain material weaknesses existed in the Partnership’s internal control over financial reporting.

The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the General Partner on behalf of the Partnership; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process, including evaluating the relative significance of misstatements, and preparation of financial statements and related disclosures were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

Changes in internal controls

The General Partner has reviewed the material weaknesses believes that the following corrective actions taken as a whole will address the material weaknesses in its disclosure controls and procedures described above. These corrective actions are as follows:

With regard to the timely identification and recording of impairment of leased assets, the General Partner has strengthened its quarterly impairment analysis through additional management review of the analysis.

With regard to IDC, the accounting guidance has been reviewed, and a standard cost model (the “Model”) has been developed that includes quarterly reviews from management. Information from the model drives the rates to be capitalized on a lease by lease basis. IDC is amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for direct finance leases.

With regard to the allocations of costs and expenses incurred by the General Partner, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Limited Partnership Operating Agreement.

With regard to identifying and estimating liabilities in the correct period the General Partner has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

The General Partner has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired; the controller position has been split into two separate roles to ensure proper management of the General Partner and the managed Funds’ accounting operations; and a financial reporting supervisor has been added to the team. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership’s financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets.

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

Date: June 1, 2007

ATEL CASH DISTRIBUTION FUND VI, L.P.

(Registrant)

By:	ATEL Financial Services LLC
General Partner of Registrant

By:	/s/ Dean L. Cash

Dean L. Cash
President and Chief Executive Officer of General Partner

By:	/s/ Paritosh K. Choksi

Paritosh K. Choksi
Principal Financial Officer of Registrant