Form 10KSB
period 2005-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2007-06-01
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not Applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  ☐    Not applicable

State issuer’s revenues for the most recent fiscal year: $3,553,989

The number of Limited Partnership Units outstanding as of December 31, 2005 was 12,490,076.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business disclosure Format (check one):    Yes  ☐    No  ☒:

PART I

Item 1.	BUSINESS

General Development of Business

ATEL Cash Distribution Fund VI, L.P., (the “Partnership”) was formed under the laws of the State of California in June 1994. The Partnership was formed for the purpose of engaging in the sale of limited partnership investment units and acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. Prior to converting to a limited liability company structure, the General Partner, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 12,500,000 Limited Partnership units (“Units”), at a price of $10 per Unit. On January 3, 1995, the Partnership commenced operations in its primary business (leasing activities). On November 23, 1996, subscriptions for the number of Limited Partnership Units, 12,500,000, ($125,000,000) had been received in addition to the Initial Limited Partners’ Units and the offering terminated.

The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership’s invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”), which ended December 31, 2002 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Agreement of Limited Partnership (“Limited Partnership Agreement”).

The Reinvestment Period ended December 31, 2002, as discussed above, and the fund is now in its liquidation phase.

Narrative Description of Business

The Partnership has acquired various types of equipment and leased such equipment pursuant to operating leases and “full payout” leases, whereby operating leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and full payout leases recover such cost. It was the intention of AFS that no more than 50% of the aggregate purchase price of equipment would represent equipment leased as operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

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

From inception through December 31, 2005, the Partnership had purchased equipment with a total acquisition price of $208,275,158.

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

During 2005 and 2004, certain lessees generated significant portions of the Partnership’s total lease revenues as follows:

Lessee	Type of Equipment	2005	2004
Transamerica Leasing	Containers	23%	17%
Daimler Chrysler Corporation	Materials Handling	14%	12%
Central States Enterprises	Railcars	11%	*
Consolidated Rail Corporation	Locomotive & Intermodal Containers	*	16%
United States Steel Corporation	Steel Manufacturing	*	10%

*	Lease revenue was less than 10% of the total.

These percentages are not expected to be comparable between periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Partnership), such as raw material costs to manufacture equipment as well as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

AFS sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period. The business of the Partnership is not seasonal.

The Partnership has no full time employees. AFS’ employees provide the services the Partnership requires to effectively operate. The cost of these services is reimbursed by the Partnership to AFS per the Limited Partnership Agreement.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2005 and the industries to which the assets have been leased.

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$63,751,706	30.61%
Manufacturing	30,469,834	14.63%
Materials handling	24,043,881	11.54%
Railcars and locomotives	22,353,332	10.73%
Containers	21,694,688	10.42%
Mining	18,557,225	8.91%
Office automation	13,824,024	6.64%
Construction	9,259,221	4.45%
Other *	4,321,247	2.07%

	$208,275,158	100.00%

*	Individual lessee industries included in “Other” represent less than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$55,950,904	26.86%
Electronics and manufacturing	29,030,626	13.94%
Business services	28,360,969	13.62%
Mining	24,793,242	11.90%
Transportation, other	23,217,066	11.15%
Manufacturing, other	18,922,229	9.09%
Oil and gas	16,535,633	7.94%
Communications	5,282,291	2.54%
Other	6,182,198	2.96%

	$208,275,158	100.00%

Through December 31, 2005, the Partnership has disposed of certain leased assets as set forth below:

Asset Types	Original Equipment Cost, Excluding Acquisition Fees	Sales Price	Excess of Rents Over Expenses*
Manufacturing	$33,244,838	$7,960,835	$27,908,140
Railcars and locomotives	38,927,081	25,233,248	33,880,810
Transportation	23,278,635	5,511,695	22,116,199
Office automation	15,733,297	1,766,335	15,362,233
Construction	23,977,404	4,321,833	26,781,044
Materials handling	12,544,662	1,656,850	12,673,747
Containers	13,434,323	3,164,992	14,725,272
Mining	7,830,671	2,061,091	7,766,029
Other	3,238,666	494,214	2,664,895

	$172,209,577	$52,171,093	$163,878,369

*	Includes only those expenses directly related to the production of the related rents.

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2005, see footnote 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 7a, Financial Statements and Supplementary Data.

The Partnership adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset day-by-day basis, where these assets are deployed. For further information regarding the Partnership geographic revenues and assets and major customers, see footnote 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 7a, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2005, a total of 6,371 investors were holders of record of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2005. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of January 1, 2006. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2005, the value of the Partnership’s assets, calculated on this basis, was approximately $1.88 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

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

Three distributions were made from cash generated from 2005 operations. The first distribution was made in January 2005. The rate was $0.40 per Unit. The second distribution was made in July 2005. The rate was $0.10 per Unit. The third distribution was made in December 2005. The rate was $0.10 per Unit.

Two distributions were made from cash generated from 2004 operations. The first distribution was made in July 2004. The rate was $0.23 per Unit. The second distribution was made in January 2005 and the rate was $0.04 per Unit.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Partnership’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

On January 3, 1995, the Partnership commenced operations in its primary business (leasing activities).

The Partnership commenced its offering of Units and on November 23, 1996 had received subscriptions for 12,500,000, ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners’ Units and terminated its offering. Total proceeds of the offering were $124,900,760. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Throughout the reinvestment period ending December 31, 2002, the Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all current obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the partners.

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

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership’s debt obligations, see footnote 7 in the notes to the financial statements in Item 7a.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.

As of December 31, 2005, cash balances consisted of working capital and amounts reserved for distributions in January 2006, generated from operations in 2005.

The Partnership’s long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership may borrow up to 50% of aggregate equipment cost; AFS expects that for a liquidation-phase Partnership, such borrowings will be minimal. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 50% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

See footnote 7 to the financial statements, Non-recourse debt, as set forth in Part II, Item 7a, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the month of January 1995. See Item 5 of this report for additional information regarding the distributions.

At December 31, 2005, the Partnership had no commitments to purchase leased assets.

Cash Flows

In 2005 and 2004, the Partnership’s primary source of cash from operations was the rents from operating leases activities. However, cash flow from operations decreased by $1,867,955 from $3,430,653 in 2004, to $1,562,698 in 2005. The decrease was primarily due to decreases in operating lease and direct financing lease revenue of $1,876,743 to $3,321,649 in 2005 compared to $5,198,392 in 2004.

In 2005, cash provided from investing activities decreased by $3,537,874 to $1,162,191 in 2005 from $4,700,065 in 2004. The decrease was primarily due to a decrease in net investments in direct financing leases as a result of the Company being in liquidation phase and not financing any new leases. Reduction in net investment in direct financing leases decreased $3,197,340 to $274,523 in 2005 from $3,471,863 in 2004.

In 2005, the Partnership had no new sources of cash from financing activities. Cash used in financing activities increased by $2,359,015 to $6,390,145 in 2005 from $4,031,130 in 2004. Cash used in financing activities increased primarily as a result of an increase in distributions to Limited Partners of $2,809,769 to $6,245,038 in 2005 from $3,435,269 in 2004. This increase in accrued distributions payable was partially offset by a decrease in repayments of non-recourse debt of $481,951 to $79,917 in 2005 from $561,868 in 2004.

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

As of December 31, 2005, significant amounts of the Partnership’s assets were leased to lessees in certain industries as follows:

Transportation, rail	50%
Transportation, containers	21%
Transportation, other	13%
Manufacturing, other	13%
Municipalities	3%

Cost reimbursements to the General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

In 2005, revenues decreased by $1,514,782 to $3,553,989 from $5,068,771 in 2004. This decrease in revenues was primarily due to decrease in operating and financing leases of $1,876,743 to $3,321,649 from $5,198,392 in 2004. This decrease in operating and direct financing leases was partially offset by an increase in gain on sales of assets. Gain on sales of assets increased by $550,018 to a gain of $87,373 in 2005 from a loss of $462,645 in 2004. The primary sources of the Partnership’s revenues are generated from rents from operating leases. The Partnership is in the liquidation phase of its life cycle. As leases mature, the assets were returned to inventory, and subsequently, most of the assets have been sold. This reduces the amount of equipment actually on lease and producing revenue. This trend of decreasing operating and direct financing leases revenues is expected to continue in future periods. Gains or losses on sales of lease assets are not expected to be consistent between periods.

Although total revenues decreased from 2004 to 2005, operating results increased during the same period. Operating results increased by $981,573 from a net loss of $638,952 in 2004 to net income of $342,621 in 2005. This increase in operating results was primarily a result of decreases in certain operating expenses including: (1) depreciation of operating lease assets, (2) railcar maintenance, (3) equipment and incentive management fees to affiliates, (4) taxes on income and franchise fees, (5) and impairment losses. These decreases in operating expenses partially offset the decrease in total revenue mentioned above. In 2005, depreciation of operating lease assets, railcar maintenance, equipment and incentive management fees to affiliates, and taxes on income and franchise fees decreased by $1,194,134 to $2,106,194 in 2005 from $3,300,328 in 2004, which is consistent with a fund in the liquidation phase of its lifecycle. Additionally during 2005, the provision for impairment losses decreased by $1,238,137 from $1,238,137 in 2004 to zero in 2005.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. In 2004, as a result of the review, management determined that the fair value of assets on lease to one particular lessee had declined in value to the extent that carrying value had become impaired. In 2005, the Partnership did not recognize any impairment losses while in 2004, there was an impairment loss of $1,238,137 on write down of the residual values of assets on lease to this one particular lessee. Impairment losses are not expected to be consistent between periods.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2005, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in partners’ capital and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

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

Critical Accounting Policies

The policies discussed below are considered by management of the Partnership to be critical to an understanding of the Partnership’s financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Partnership also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are written-off on a case by case basis.

Direct financing leases are automatically placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status on a case by case basis.

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations in the period in which they occur. Currently, the Partnership does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant.

Restatement of Prior Periods Presented

After receipt of an SEC comment letter by an affiliate of the Partnership in April 2005, the Partnership’s General Partner determined a restatement of previous SEC filings for this fund was required. This Form 10-KSB reflects the restatement, in accordance with the provisions of APB No. 20, “Accounting Changes”, of ATEL Cash Distribution Fund VI, L.P.’s. Financial Statements for the following periods:

•	March 31, 2005 and for the three months ended March 31, 2005

•	June 30, 2005 and for the three and six months ended June 30, 2005

Revenue

The Partnership’s General Partner determined that the accounting methodology relating to certain utilization leases must be modified to comply with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The General Partner concluded that revenue was being inappropriately recognized on a straight-line basis over the term of the lease for utilization-based leases versus on a per diem basis. As a result, the Partnership restated operating lease revenue, accounts receivable and partners’ capital.

Accrued liabilities

The Partnership’s General Partner determined that certain liabilities had not been recorded in the correct periods through a detailed review of cash disbursements. As a result of this review, the Partnership restated several of its asset, liability, partners’ capital and expense accounts.

Amortization of Initial Direct Costs to Originate or Acquire Loans and Leases Capitalized in Prior years

The Partnership’s General Partner determined that the accounting methodology relating to the amortization of incremental initial direct cost (“IDC”) and fees capitalized in prior years must be modified to comply with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the General Partner concluded that they were not appropriately amortizing IDC capitalized in prior years. IDC is now amortized over the underlying lease term.

Item 7.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

Item 7a.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 34.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Cash Distribution Fund VI, L.P.

We have audited the accompanying balance sheet of ATEL Cash Distribution Fund VI, L.P. (“Partnership”) as of December 31, 2005, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

May 29, 2007

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEET

DECEMBER 31, 2005

ASSETS

Cash and cash equivalents	$2,099,294
Accounts receivable, net of allowance for doubtful accounts of $152,213	340,022
Prepaid expenses	211,233
Investments in equipment and leases, net of accumulated depreciation of $25,408,423	11,553,141

Total assets	14,203,690

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued liabilities:
General Partner	173,077
Lessees and other	242,736
Accrued interest payable	1,265
Unearned operating lease income	25,467
Non-recourse debt	181,292

Total liabilities	623,837

Partners’ capital:
General Partner	—
Limited Partners	13,579,853

Total partners’ capital	13,579,853

Total liabilities and partners’ capital	$14,203,690

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues:
Leasing activities:
Operating leases	$3,209,200	$4,174,332
Direct financing leases	112,449	1,024,060
Gain (loss) on sales of assets	87,373	(462,645)
Interest income	56,580	26,616
Other	88,387	306,408

Total revenue	3,553,989	5,068,771

Expenses:
Depreciation of operating lease assets	1,613,906	2,304,330
Cost reimbursements to General Partner	525,681	542,946
Railcar maintenance	288,163	370,462
Equipment and incentive management fees to affiliates	175,125	414,552
Interest	18,286	46,090
Taxes on income and franchise fees	29,000	210,984
Other management fees	141,742	168,669
Professional fees	134,374	98,489
Outside services	86,637	56,798
Provision for/(reversal of) doubtful accounts	(35,535)	30,735
Impairment losses	—	1,238,137
Other	233,989	225,531

	3,211,368	5,707,723

Net income (loss)	$342,621	$(638,952)

Net income (loss):
General Partner	65,190	33,993
Limited Partners	277,431	(672,945)

	$342,621	$(638,952)

Net income (loss) per Limited Partnership unit	$0.02	$(0.05)

Weighted average number of units outstanding	12,490,076	12,490,076

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2005 AND 2004

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2003	12,490,076	$23,655,674	$—	$23,655,674

Distributions to Limited Partners ($0.275 per Unit)	—	(3,435,269)	—	(3,435,269)
Distributions to General Partner	—	—	(33,993)	(33,993)
Net income (loss)	—	(672,945)	33,993	(638,952)

Balance December 31, 2004	12,490,076	19,547,460	—	19,547,460
Distributions to Limited Partners ($0.50 per Unit)	—	(6,245,038)	—	(6,245,038)
Distributions to General Partner	—	—	(65,190)	(65,190)
Net income	—	277,431	65,190	342,621

Balance December 31, 2005	12,490,076	$13,579,853	$—	$13,579,853

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Operating activities:
Net income (loss)	$342,621	$(638,952)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of operating lease assets	1,613,906	2,304,330
Impairment losses	—	1,238,137
Provision for/(reversal of) doubtful accounts	(35,535)	30,735
(Gain) loss on sales of assets	(87,373)	462,645
Changes in operating assets and liabilities:
Accounts receivable	291,526	77,722
Prepaid expenses	(211,233)	—
Accounts payable and accruals due to General Partner	(20,627)	92,807
Accounts payable and accruals due to lessees and other	(273,094)	(107,703)
Accrued interest payable	(557)	(2,234)
Unearned operating lease income	(56,936)	(26,834)

Net cash provided by operating activities	1,562,698	3,430,653

Investing activities:
Proceeds from sales of assets	887,668	1,228,202
Reduction of net investment in direct financing leases	274,523	3,471,863

Cash provided by investing activities	1,162,191	4,700,065

Financing activities:
Distributions to Limited Partners	(6,245,038)	(3,435,269)
Repayments of non-recourse debt	(79,917)	(561,868)
Distributions to General Partner	(65,190)	(33,993)

Cash used in financing activities	(6,390,145)	(4,031,130)

Net (decrease) increase in cash and cash equivalents	(3,665,257)	4,099,588
Cash and cash equivalents at beginning of year	5,764,551	1,664,963

Cash and cash equivalents at end of year	$2,099,294	$5,764,551

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$18,843	$48,324

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

1. Organization and Limited Partnership matters:

ATEL Cash Distribution Fund VI, L.P. (the “Partnership”) was formed under the laws of the State of California on June 29, 1994 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership may continue until December 31, 2015.

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1,200,000 and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (leasing activities). On November 23, 1996, subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units had been received in addition to the Initial Limited Partners’ Units and the offering terminated.

The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation. AFS is a wholly owned subsidiary of ATEL Capital Group.

The Partnership’s business consists of leasing various types of equipment. As of December 31, 2005, the original terms of the leases ranged from one to ten years.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2005, and the related statements of operations and changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term, expected future cash flows used for impairment analysis purposes, and determination of provisions for doubtful accounts.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

2. Summary of significant accounting policies (Continued):

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 3 for a description of lessees by industry as of December 31, 2005 and 2004.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct finance lease contracts and currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off on a specific identification basis.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off on a specific identification basis.

Direct financing leases are automatically placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status on a case by case basis.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees, and the terms to be negotiated, but initial leases are generally from 36 to 120 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts, and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight-line basis. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

DECEMBER 31, 2005

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

The Partnership’s chief operating decision makers are the General Partner’s Chief Operating Officer and its Chief Executive Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

The primary geographic regions in which the Partnership seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s operating revenues for the year ended December 31, 2005:

Geographic area	2005
United States	97%
United Kingdom	3%

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the year ended December 31, 2005 and 2004 income taxes and franchise fees totaled $29,000 and $210,984 respectively.

The tax basis of the Partnership’s net assets and liabilities varies from the amounts presented in these financial statements as of December 31, 2005:

Financial statement basis of net assets	$13,579,853
Tax basis of net assets (unaudited)	15,677,983

Difference	$(2,098,130)

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

2. Summary of significant accounting policies (continued):

The following reconciles the net income (loss) reported in these financial statements to the income (loss) reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31:

	2005	2004
Net income (loss) per financial statements	$342,621	$(638,952)
Reconciling item – impact due to prior year restatement	—	57,247
Tax adjustments (unaudited):
Adjustment to depreciation expense	1,593,929	2,265,752
Other adjustments to revenues and expenses	428,618	5,271,778
Provision for doubtful accounts and losses	(144,787)	1,221,137

Net income per federal tax return (unaudited)	$2,220,381	$8,176,962

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the period.

Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2005, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle and corrections of errors. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Partnership’s financial statements upon adoption of a voluntary change in accounting principle by the Partnership.

3. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

The Partnership is no longer acquiring equipment. As assets have been sold upon maturity of the related leases, concentrations have arisen in certain industries due to the decreasing number of remaining leases and assets.

As of December 31, 2005 and 2004, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total lease revenue) as follows:

Lessee	Type of Equipment	2005	2004
Transamerica Leasing	Containers	23%	17%
Daimler Chrysler Corporation	Materials Handling	14%	12%
Central States Enterprises	Railcars	11%	*
Consolidated Rail Corporation	Locomotive & Intermodal Containers	*	16%
United States Steel Corporation	Steel Manufacturing	*	10%

4. Reserves and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowance for doubtful accounts consist of the following:

	Reserve for losses and impairments	Allowance for doubtful accounts
Balance December 31, 2003	$—	$314,000
Provision	1,238,137	30,735
Charge offs	(1,238,137)	(47,735)

Balance December 31, 2004	—	297,000
Reversal of provision	—	(35,535)
Charge offs	—	(109,252)

Balance December 31, 2005	$—	$152,213

5. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following:

	December 31, 2004	Impairment Losses	Amortization Expense or Amortization of Direct Financing Leases	Reclassi- fications or Dispositions	December 31, 2005
Investment in operating lease equipment	$13,516,446	—	$(1,589,289)	$(817,810)	$11,109,347
Net investment in direct financing leases	588,214	—	(274,523)	—	313,691
Assets held for sale or lease	137,204	—	(24,617)	17,516	130,103

	$14,241,864	—	$(1,888,429)	$(800,294)	$11,553,141

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the years ended December 31:

	2005	2004
Depreciation expense	$1,613,906	$2,304,330
Impairment losses	—	1,238,137

	$1,613,906	$3,542,467

All of the property on leases was acquired from 1995 through 1997.

Operating leases:

Equipment on operating leases consists of the following:

	December 31, 2004	Depreciation Expense	Reclassi- fications or Dispositions	December 31, 2005
Transportation, rail	$34,466,300	$—	$(4,122,237)	$30,344,063
Construction	88,647	—	—	88,647
Materials handling	4,610,321	—	(157,948)	4,452,373
Office automation	156,860	—	(156,860)	—
Other	366,203	—	(10,365)	355,838

	39,688,331	—	(4,447,410)	35,240,921
Less accumulated depreciation	(26,171,885)	(1,589,289)	3,629,600	(24,131,574)

Total	$13,516,446	$(1,589,289)	$(817,810)	$11,109,347

Direct financing leases:

As of December 31, 2005, investment in direct financing leases consists of loaders/haul trucks and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2005:

Total minimum lease payments receivable	$197,520
Estimated residual values of leased equipment (unguaranteed)	151,421

Investment in direct financing leases	348,941
Less unearned income	(35,250)

Net investment in direct financing leases	$313,691

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

5. Investments in equipment and leases, net (continued):

At December 31, 2005, the aggregate amounts of future minimum lease payments are as follows:

Year ending December 31,	Operating Leases	Direct Financing Leases	Total
2006	$1,046,760	$98,760	$1,145,520
2007	451,730	98,760	550,490

Totals	$1,498,490	$197,520	$1,696,010

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life (Years)
Transportation, Rail	7-10
Materials Handling	7-10
Office Automation	7-10
Construction	5-7

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

Cost reimbursements to the General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity, depending on the type of cost incurred.

Incentive management fees are computed as 3.25% of distributions of cash from operations, as defined in the Limited Partnership Agreement. Equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during 2005 and 2004:

	2005	2004
Cost reimbursements to AFS	$525,681	$542,946
Equipment and incentive management fees to AFS	175,125	414,552

	$700,806	$957,498

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the years ended December 31, 2005 and 2004, the General Partner made such payments of $275,359 and $244,771, respectively.

7. Non-recourse debt:

At December 31, 2005, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2005, the carrying value of the pledged assets is $138,897. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows:

Year ending December 31,	Principal	Interest	Total
2006	$86,868	$11,892	$98,760
2007	94,424	4,336	98,760

	$181,292	$16,228	$197,520

8. Commitments:

At December 31, 2005, the Company had no commitments to purchase lease assets.

9. Guarantees:

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

10. Partners’ capital:

As of December 31, 2005, 12,490,076 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Partnership’s registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Partnership is authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners.

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

11. Fair value of financial instruments:

The recorded amounts of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2005 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership’s non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership’s non-recourse debt at December 31, 2005 is $181,292.

12. Selected quarterly data (unaudited):

The Partnership’s 2004 and 2005 unaudited selected quarterly financial information is as follows:

Quarter ended	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$1,802,136	$1,053,722	$1,197,430	$1,015,483
Net income (loss)	(474,292)	(247,472)	265,718	(182,906)
Net income (loss) per Limited Partnership Unit	$(0.04)	$(0.02)	$0.02	$(0.01)

Quarter ended	March 31, 2005 Restated	June 30, 2005 Restated	September 30, 2005	December 31, 2005
Total revenues	$920,092	$761,357	$1,056,307	$816,233
Net income (loss)	182,353	(90,406)	203,682	46,992
Net income (loss) per Limited Partnership Unit	$0.01	$(0.01)	$0.02	$—

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

After receipt of an SEC comment letter by an affiliate of the Partnership in April 2005, the Partnership’s General Partner determined a restatement of previous SEC filings was required. This Form 10-KSB reflects the restatement, in accordance with the provisions of Accounting Principles Board Opinion No. 20, “Accounting Changes” of ATEL Cash Distribution Fund VI, L.P. previously filed financial statements for the following periods:

•	March 31, 2005 and for the three months ended March 31, 2005

•	June 30, 2005 and for the three and six months ended June 30, 2005

Revenue

The Partnership’s General Partner determined that the accounting methodology relating to certain utilization leases must be modified to comply with SFAS No. 13, “Accounting for Leases.” The General Partner concluded that revenue was inappropriately recognized on a straight-line basis over the term of the lease for utilization-based leases versus on a per diem basis. As a result the Partnership restated operating lease revenue, accounts receivable and Partners’ capital.

Accrued liabilities

The Partnership’s General Partner determined that certain liabilities had not been recorded in the correct periods through a detailed review of cash disbursements. As a result of this review, the Partnership restated several of its asset, liability, Partners’ capital and expense accounts.

Amortization of Initial Direct Costs to Originate or Acquire Loans and Leases Capitalized in Prior years

The Partnership’s General Partner determined that the accounting methodology relating to the amortization of incremental initial direct cost (“IDC”) and fees capitalized in prior years must be modified to comply with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the General Partner concluded that they were not appropriately amortizing IDC capitalized in prior years. As a result of this restatement, IDC is amortized over the underlying lease term.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

12. Selected quarterly data (unaudited) (continued):

Summary of restatement adjustments for the three months ended March 31, 2005 and the three and six months ended June 30, 2005:

	Adjustment to net income increase (decrease) for the Three Months Ended March 31, 2005	Adjustment to net income increase (decrease) for the Three Months Ended June 30, 2005	Adjustment to net income increase (decrease) for the Six Months Ended June 30, 2005
Revenue and Expenses:
Operating leases	$(14,919)	$—	$(14,919)
Other management fees	(1,467)	1,467	—
Railcar maintenance	(76)	34	(42)
Cost reimbursements to General Partner	370	1,601	1,971
Amortization of initial direct costs	7,496	7,497	14,993
Professional fees	(693)	(3,203)	(3,896)
Outside services	(62)	(5,590)	(5,652)
Taxes on income and franchise fees	—	169,769	169,769
Other expenses	2,037	535	2,572

Net change in net income	(7,314)	172,110	164,796

Other adjustments to Partners’ Capital:
Accrued distributions payable, General Partner	—	(12,755)	(12,755)

Accrued distributions payable, Limited Partners	—	(1,249,007)	(1,249,007)

	(7,314)	(1,089,652)	(1,096,966)

Net change in Partners’ capital:
General Partner	—	—	—
Limited Partners	(7,314)	1,089,652	1,096,966

Total Partners’ capital	(7,314)	(1,089,652)	(1,096,966)

Limited Partnership Unit	$(0.00)	$(0.09)	$(0.09)

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

12. Selected quarterly data (unaudited) (continued):

Revenue

An adjustment to increase operating lease revenue recorded in 2004 resulted in decreasing operating lease revenue for the three months ended March 31, 2005 by $14,919 with a corresponding decrease in Limited Partners’ Capital.

An adjustment to increase operating lease revenue recorded in 2004 resulted in decreasing operating lease revenue for the six months ended June 30, 2005 by $14,919 with a corresponding decrease in Limited Partners’ Capital.

Accrued liabilities

For the three months ended March 31, 2005, nominal adjustments were made to restate certain operating expenses, liabilities and Partners’ capital.

For the three months ended June 30, 2005, adjustments were made to restate certain operating expenses, liabilities and Partners’ capital. These adjustments primarily resulted in decreasing taxes on income and franchise fees by $169,769 with a corresponding decrease in accounts payable, other. Additionally, adjustments were made to accrue for certain distributions payable, per the Partnership Agreement, to both the General Partner and Limited Partners paid during the three months ended June 30, 2005. These adjustments resulted in a decrease of $1,249,007 and $12,755 in Limited Partners’ and General Partner’s Capital, respectively, with corresponding increases of $1,249,007 to accounts payable and accrued liabilities, Limited Partners and $12,755 to accounts payable and accrued liabilities, General Partner.

For the six months ended June 30, 2005, adjustments were made to restate certain operating expenses, liabilities and Partners’ capital. These adjustments primarily resulted in decreasing taxes on income and franchise fees by $169,769 with a corresponding decrease in accounts payable, other. Additionally, adjustments were made to accrue for certain distributions payable, per the Partnership Agreement, to both the General Partner and Limited Partners paid during the six months ended June 30, 2005. These adjustments resulted in a decrease of $1,249,007 and $12,755 in Limited Partners’ and General Partner’s Capital with corresponding increases of $1,249,007 to accrued distributions payable, Limited Partners and $12,755 to accrued distributions payable, General Partner.

Amortization of IDC

For the three months ended March 31, 2005 and June 30, 2005 as a corresponding result of restating IDC costs in prior years, adjustments were made to amortization of IDC expense resulting in a decrease of $7,496 and $7,497 respectively with a corresponding decrease in related accumulated amortization. For the six months ended June 30, 2005, as a corresponding result of restating IDC costs in prior years, adjustments were made to amortization of IDC expense resulting in a decrease of $14,993 and a corresponding decrease in the same amount to related accumulated amortization.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

12. Selected quarterly data (unaudited) (continued):

Effect to net income and Partners’ capital

For the three months ended March 31, 2005, the above adjustments to revenue, expenses and period-end accrued liabilities had the effect of decreasing the three month net income and partners’ capital by $7,314 or $0.00 per Limited Partnership Unit.

For the three months ended June 30, 2005, the above adjustments to revenue, expenses and period-end accrued liabilities had the effect of: (1) increasing the three month net income by $172,110 and (2) decreasing Partners’ capital by $1,089,652 or $(0.09) per Limited Partnership Unit.

For the six months ended June 30, 2005, the above adjustments to revenue and period-end accrued liabilities had the effect of: (1) increasing the six month net income by $164,796 and (2) decreasing Partner’s capital by $1,096,966 or ($0.09) per Limited Partnership Unit.

Cumulative effect of restatement adjustments prior to January 1, 2005

As more fully discussed in footnote 3 of the Partnership’s 2004 Form 10-KSB/A, the Partnership restated periods prior to January 1, 2005. The nature of the revenue, accrued liabilities and amortization of IDC restatement adjustments that impact the six months ended June 30, 2005, also impacted prior year periods. In addition, prior periods were impacted by other adjustments related to: (1) timing of the recognition of Cost Reimbursements to the General Partner, (2) impairment of the value of certain assets and related recovery, (3) timing of lease revenue recording, (4) timing of the recognition of tax expense, (5) timing of other expenses including railcar maintenance and professional fees and (6) timing of the recognition of a loss on sale of assets. As a result, the Partnership restated Partners’ capital and accounts payable General Partner. For all periods prior to January 1, 2005, the adjustments as discussed above had the effect of decreasing Partner’s capital by $184,836 at December 31, 2004 from $19,732,296 as originally reported to $19,547,460.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

12. Selected quarterly data (unaudited) (continued):

The following tables reflect the impacted financial statement line items resulting from the restatement for the three months ended March 31, 2005 and the three and six months ended June 30, 2005:

Balance Sheets line items that have been restated as of:

	March 31, 2005		June 30, 2005
	As Reported	Restated	As Reported	Restated
Assets:
Prepaids and other assets	$—	$9,333	$169,769	$179,675
Investments in equipment and leases, net	13,705,911	13,683,421	12,960,241	12,945,248
Total assets	15,639,544	15,626,387	15,284,642	15,279,555
Liabilities:
Accounts payable and accrued distributions, General Partner	79,711	88,785	55,362	82,006
Accounts payable and accrued liabilities	351,157	521,075	348,714	349,776
Accrued distributions, Limited Partners	—	—	—	1,249,007
Total liabilities	766,048	945,040	673,662	1,950,376
Limited partners’ capital:	14,873,496	14,681,347	14,610,980	13,329,179
Total partners’ capital	14,873,496	14,681,347	14,610,980	13,329,179
Total liabilities and partners’ capital	$15,639,544	$15,626,387	$15,284,642	$15,279,555

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

12. Selected quarterly data (unaudited) (continued):

Statements of Operations line items that have been restated for the following periods:

	Three Months Ended March 31, 2005
	As Reported	Restated
Revenue:
Operating leases	$838,740	$823,821
Total Revenues	935,012	920,092

Expenses:
Other management fees	38,200	39,667
Railcar maintenance	63,962	64,038
Cost reimbursements to General Partner	116,920	116,550
Amortization of initial direct costs	7,496	—
Professional fees	27,455	28,148
Outside service	13,458	13,520
Other	31,018	28,980

Total expenses	745,345	737,739

Net income	189,667	182,353

Net income :
Limited partners	137,232	129,918
Net income per Limited Partnership Unit	$0.01	$0.01

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

12. Selected quarterly data (unaudited) (continued):

Statements of Cash Flows line items that have been restated for the following periods:

	Three Months Ended March 31, 2005
	As Reported	Restated
Operating activities:
Net income	$189,667	$182,353
Amortization of initial direct costs	7,496	—
Accounts receivable	121,540	(136,459)
Prepaids	—	(9,333)
Accounts payable, General Partner	(113,993)	(104,919)
Accounts payable, other	5,095	5,245

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

12. Selected quarterly data (unaudited) (continued):

Statements of Operations line items that have been restated for the following periods:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Reported	Restated	As Reported	Restated
Revenue:
Operating leases	$—	$—	$1,627,998	$1,613,079
Total Revenues	761,357	761,357	1,696,369	1,681,449

Expenses:
Other Management fees	34,188	32,721	—	—
Railcar maintenance	100,219	100,185	164,181	164,223
Cost reimbursement to General Partner	129,443	127,842	246,363	244,392
Amortization of initial direct costs	7,497	—	14,993	—
Professional fees	4,557	7,760	32,012	35,908
Outside services	10,984	16,574	24,442	30,094
Taxes on income and franchise fees	225,207	55,438	225,207	55,438
Other	41,825	41,291	72,843	70,271

Total expenses	1,023,872	851,763	1,769,217	1,589,502

Net income	(262,516)	(90,406)	(72,849)	91,947

Net income (loss):
General partner	—	12,755	—	12,755
Limited partners	(262,516)	(103,161)	(125,284)	26,757

Net income (loss) per Limited Partnership Unit	$(0.02)	$(0.01)	$(0.01)	$—

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

12. Selected quarterly data (unaudited) (continued):

Statements of Cash Flows line items that have been restated for the following periods:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Reported	Restated	As Reported	Restated
Operating activities:
Net income	$(262,516)	$(90,406)	$(72,849)	$91,947
Amortization of initial direct costs	7,497	—	14,993	—
Accounts receivable	—	—	149,093	164,012
Accounts payable, General Partner	(24,349)	(19,534)	(138,342)	(124,453)
Accounts payable, other	(2,442)	(171,299)	2,653	(166,054)
Prepaid expenses	(169,769)	(170,342)	(169,796)	(179,675)

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that for the years ended December 31, 2005, and 2004, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the General Partner on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process, including evaluating the relative significance of misstatements and preparation of financial statements and related disclosures, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

Changes in internal control

The General Partner has reviewed the material weaknesses and believes that the following corrective actions taken as a whole will address the material weaknesses in its disclosure controls and procedures described above. These corrective actions are as follows:

With regard to the timely identification and recording of impairment of leased assets, the General Partner has strengthened its quarterly impairment analysis through additional management review of the analysis.

With regard to the allocations of costs and expenses incurred by the General Partner, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Limited Partnership Agreement.

With regard to identifying and estimating liabilities in the correct periods, the General Partner has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

With regard to IDC, the accounting guidance has been reviewed, and as a result,. IDC is amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for direct finance leases.

The General Partner has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired and the controller position has been split into two separate roles to ensure proper management of the Partnership and the managed Funds’ accounting operations. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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

Dean L. Cash, age 56, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 53, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 48, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

During March 2006, each of the executive officers and directors of the registrant’s General Partner , Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Company is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2005.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2005 and 2004 is set forth in Item 7a of this report under the caption “Financial Statements and Supplementary Data—Notes to the Financial Statements—Related party transactions,” at footnote 6 thereof, which information is hereby incorporated by reference.

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

General Partner’s Interest in Operating Proceeds

As defined in the Partnership Agreement, the Partnership’s Net income, Net losses Distributions and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Part II, Item 7 of this report for the amounts allocated to the General and Limited Partners in 2005 and 2004.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2005, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

At December 31, 2005, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Dean Cash 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Partner Units 25 Units ($250) (owned by wife)	0.0002%

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7a of this report under the caption “Financial Statements and Supplemental Data—Notes to the Financial Statements—Related party transactions” at footnote 6 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K for the fourth quarter of 2005

(1) Form 8-K on November 21, 2005 of Dean L. Cash

(b)	Exhibits

(3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10-KSB for the period ended December 31, 1994 (File No. 33-81952).

(14.1) Code of Ethics

(31.1) Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

(31.2) Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

(32.1) Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

(32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2005	2004
Audit fees	$69,659	$34,581
Audit related fees	—	—
Tax fees	28,439	24,793

	$98,098	$59,374

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	June 1, 2007
Dean Cash

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (General Partner)	June 1, 2007
Paritosh K. Choksi

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementary to the Commission when forwarded to the security holders.