Form 10QSB
period 2006-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2007-08-09
CIK 927569

Form 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the issuer’s revenues for the most recent fiscal year: $3,553,989

The number of Limited Partnership Units outstanding as of June 30, 2007: 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CASH DISTRIBUTION FUND VI, L.P.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEET

MARCH 31, 2006

(Unaudited)

ASSETS

Cash and cash equivalents	$1,131,869
Accounts receivable, net of allowance for doubtful accounts of $152,213	583,305
Prepaid expenses	190,416
Investments in equipment and leases, net of accumulated depreciation of $25,033,998	11,207,951

Total assets	$13,113,541

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued liabilities:
General Partner	$27,494
Lessees and other	291,518
Accrued interest payable	1,118
Non-recourse debt	160,250
Unearned operating lease income	4,694

Total liabilities	485,074

Commitments and contingencies

Partners’ capital:
General Partner	—
Limited Partners	12,628,467

Total partners’ capital	12,628,467

Total liabilities and partners’ capital	$13,113,541

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

THREE MONTH PERIODS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Leasing activities:
Operating leases	$946,188	$823,821
Direct financing leases	5,739	73,312
Gain (loss) on sales of assets	41,806	(16,070)
Interest income	12,381	18,969
Other revenue	30,344	20,060

Total revenues	1,036,458	920,092

Expenses:
Depreciation of operating lease assets	291,869	397,059
Cost reimbursements to General Partner	126,797	116,550
Railcar maintenance	18,180	64,038
Equipment and incentive management fees to affiliates	47,884	31,581
Interest	3,501	5,196
Taxes on income and franchise fees	26,828	—
Other management fees	24,387	39,667
Professional fees	137,862	28,148
Outside services	13,024	13,520
Provision for doubtful accounts	—	13,000
Other	35,311	28,980

	725,643	737,739

Net income	$310,815	$182,353

Net income:
General Partner	$13,192	$52,435
Limited Partners	297,623	129,918

	$310,815	$182,353

Net income per Limited Partnership Unit	$0.02	$0.01
Weighted average number of Units outstanding	12,490,076	12,490,076

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE THREE MONTH PERIOD

ENDED MARCH 31, 2006

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2004	12,490,076	$19,547,460	$—	$19,547,460
Distributions to Limited Partners ($0.50 per Unit)	—	(6,245,038)	—	(6,245,038)
Distributions to General Partner	—	—	(65,190)	(65,190)
Net income	—	277,431	65,190	342,621

Balance December 31, 2005	12,490,076	13,579,853	—	13,579,853
Distributions to Limited Partners ($0.10 per Unit)	—	(1,249,009)	—	(1,249,009)
Distributions to General Partner	—	—	(13,192)	(13,192)
Net income	—	297,623	13,192	310,815

Balance March 31, 2006	12,490,076	$12,628,467	$—	$12,628,467

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

THREE MONTH PERIODS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net income	$310,815	$182,353
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	291,869	397,059
Provision for doubtful accounts	—	13,000
(Gain) loss on sales of assets	(41,806)	16,070
Changes in operating assets and liabilities:
Accounts receivable	(243,283)	136,459
Prepaid expenses	20,817	(9,333)
Accounts payable and accruals due General Partner	(145,583)	(104,919)
Accounts payable and accruals due lessees and other	48,782	5,245
Accrued interest payable	(147)	(135)
Unearned operating lease income	(20,773)	9,240

Net cash provided by operating activities	220,691	645,039

Investing activities:
Proceeds from sales of lease assets	76,176	49,937
Reduction of net investment in direct financing leases	18,951	95,378

Net cash provided by investing activities	95,127	145,315

Financing activities:
Repayments of non-recourse debt	(21,042)	(19,359)
Distributions to Limited Partners	(1,249,009)	(4,996,032)
Distributions to General Partner	(13,192)	(52,435)

Net cash used in financing activities	(1,283,243)	(5,067,826)

Net decrease in cash and cash equivalents	(967,425)	(4,277,472)
Cash and cash equivalents at beginning of period	2,099,294	5,764,551

Cash and cash equivalents at end of period	$1,131,869	$1,487,079

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$26,828	$—

Cash paid during the period for interest	$3,354	$5,331

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

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) (120,000 Units) ($1,200,000) and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations. As of March 31, 2006, 12,490,076 Units were issued and outstanding.

The Partnership’s business consists of leasing various types of equipment. As of March 31, 2006, the original terms of the leases ranged from nine months to ten years.

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

The Partnership is in its liquidation phase as defined by the Limited Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Accounts receivable:

Accounts receivable represent the amounts billed under lease contracts which are currently due to the Partnership. Allowances for doubtful accounts are established based on historical charge-offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off on specific identification by AFS. Amounts recovered that were previously written-off are recorded as other income in the period received.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms negotiated, but initial leases are generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

Allowances for losses on direct financing leases are typically established based on historical charge-offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are written-off as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and therefore, believes that such a concentration of these deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

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

The primary geographic regions in which the Partnership seeks leasing opportunities are the North America and Europe. Currently, 100% of the Partnership’s operating revenues are from customers domiciled in North America.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Partnership does not presently anticipate any significant impact on its financial position, results of operations or cash flows.

During September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin provides the Staff’s views on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 is effective for financial statements of fiscal years ending after November 15, 2006. Adoption of this guidance did not materially impact the Partnership’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of March 31, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position and results of operations.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases:

The Partnership’s Investments in equipment and leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2006
Net investment in operating leases	$11,109,347	$(56,489)	$(290,410)	$10,762,448
Net investment in direct financing leases	313,691	—	(18,951)	294,740
Assets held for sale or lease, net	130,103	22,119	(1,459)	150,763

Total	$11,553,141	$(34,370)	$(310,820)	$11,207,951

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the three month periods ended March 31, 2006 and 2005.

All of the equipment on leases was acquired in the years from 1995 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance March 31, 2006
Transportation, rail	$30,344,063	$—	$(574,144)	$29,769,919
Construction	88,647	—	—	88,647
Material handling	4,452,373	—	(100)	4,452,273
Other	355,838	—	—	355,838

	35,240,921	—	(574,244)	34,666,677
Less accumulated depreciation	(24,131,574)	(290,410)	517,755	(23,904,229)

Total	$11,109,347	$(290,410)	$(56,489)	$10,762,448

Net investment in direct financing leases:

Investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of March 31, 2006:

Total minimum lease payments receivable	$172,830
Estimated residual values of leased equipment (unguaranteed)	151,420

Investment in direct financing leases	324,250
Less unearned income	(29,510)

Net investment in direct financing leases	$294,740

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases (continued):

At March 31, 2006, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2006	$1,585,312	$74,070	$1,659,382
Year ending December 31, 2007	1,434,516	98,760	1,533,276
2008	722,191	—	722,191
2009	165,240	—	165,240
2010	137,700	—	137,700

	$4,044,959	$172,830	$4,217,789

The Partnership utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Manufacturing	10 - 20
Construction	7 - 10
Material handling	7 - 10
Natural gas compressors	7 - 10
Transportation, other	7 - 10

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

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

Incentive management fees are computed as 3.25% of distributions of cash from operations, as defined in the Limited

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

Partnership Agreement and equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

During the three month periods ended March 31, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

	Three Months Ended March 31,
	2006	2005
Cost reimbursements to General Partner	$126,797	$116,550
Equipment and incentive management fees to affiliates	47,884	31,581

	$174,681	$148,131

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the three month periods ended March 31, 2006 and 2005, the General Partner made such payments of $139,598 and $57,064, respectively.

5. Non-recourse debt:

At March 31, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by an assignment of lease payments and pledges of assets. At March 31, 2006, the carrying value of the pledged assets is $379,237. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Nine months ending December 31, 2006	$65,826	$8,244	$74,070
Year ending December 31, 2007	94,424	4,336	98,760

	$160,250	$12,580	$172,830

6. Commitments:

As of March 31, 2006, the Partnership had no commitments to purchase lease assets.

7. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The General Partner has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Guarantees (continued):

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

8. Partners’ Capital:

As of March 31, 2006, 12,490,076 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Limited Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2006 and 2005. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

As defined in the Limited Partnership Agreement, available Cash from Operations and Cash from Sales and Refinancing are to be distributed as follows:

Cash from Operations

Cash from Operations is distributed 95.75% to the Limited Partners, 1% to AFS and 3.25% to an affiliate of AFS as an Incentive Management Fee.

Cash from Sales and Refinancing

First, 99% to the Limited Partners and 1% to AFS until each Limited Partner has received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital; and

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows:

	Three Months Ended March 31,
	2006	2005
Distributions declared	$1,249,009	$4,996,032
Weighted average number of Units outstanding	12,490,076	12,490,076

Weighted average distributions per Unit	$0.10	$0.40

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

Capital Resources and Liquidity

In 2006, the Partnership’s primary source of cash was operating lease rents and proceeds from sale of lease assets.

The Partnership is in its liquidation phase, therefore, the primary source of cash flows for the Partnership going forward is expected to be from rents from operating leases and proceeds from sales of equipment. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

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

As of March 31, 2006, the Partnership had cumulatively borrowed $65,164,309 on a non-recourse basis with a remaining unpaid balance of $160,250. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

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

Cash Flows

The three months ended March 31, 2006 versus the three months ended March 31, 2005

During the three months ended March 31, 2006 and 2005, the primary source of cash from operations was rents from operating leases. In addition, cash flows were impacted by changes in certain assets and liabilities. During the three months ended March 31, 2006, cash provided by operating activities totaled $220,691 compared to $645,039 for the same period in 2005. The decrease was primarily a result of increased levels of accounts receivable. The net cash outflow related to the increase in accounts receivable was $243,283 for the three months ended March 31, 2006 compared to a cash inflow related to payments received on account of $136,459 for the same period in 2005.

During the three months ended March 31, 2006 and 2005, the main source of cash flow from investing activities were proceeds from sales of lease assets. Proceeds from sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, market demand and the condition and uniqueness of the assets subject to sale. Cash provided by investing activities totaled $95,127 for the three months ended March 31, 2006 compared to $145,315 for the same period in 2005. The decline was primarily due to decreased payments received on investment in direct financing leases as a result of the Partnership being in liquidation phase and not financing any new leases. Cash provided by the reduction of net investment in direct financing leases decreased by $76,427 from $95,378 for the three months ended March 31, 2005 to $18,951 for the same period in 2006. This was partially offset by proceeds from sales of assets which increased by $26,239 from $49,937 for the three months ended March 31, 2005 to $76,176 for the same period in 2006.

During the three months ended March 31, 2006 and 2005, the Partnership’s financing activities were limited to repayment of debt and distributions to Partners. Cash used in financing activities totaled $1,283,243 and $5,067,826 for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash used was due to a decline in distributions paid to Limited Partners which totaled $1,249,009 for the three months ended March 31, 2006 compared to $4,996,032 for the same period in 2005.

Results of operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended March 31, 2006 versus the three months ended March 31, 2005

The Partnership had net income of $310,815 and $182,353 for the three months ended March 31, 2006 and 2005, respectively. The difference reflects a $116,366 increase in total revenues as well as a $12,096 decrease in operating expenses.

Total revenues were $1,036,458 and $920,093 for the three months ended March 31, 2006 and 2005, respectively. The increase in revenues was primarily a result of an increase in operating lease revenue. During the three months ended March 31, 2006, operating lease revenue increased by $122,367 to $946,188 during the three months ended March 31, 2006 from $823,821 during the same period in 2005 on higher rents resulting from increased railcar activity. During the three months ended March 31, 2006, revenue from direct financing leases declined by $67,573 to $5,739 from $73,312 during the same period in 2005. However, the decrease was substantially offset by a $57,876 increase in gains on sales of assets during the three monthes ended March 31, 2006 when compared to the same period in 2005.

Total expenses were $725,643 and $737,739 for the three months ended March 31, 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in depreciation of operating lease assets and railcar maintenance expense, mostly offset by an increase in professional fees.

Depreciation of operating lease assets decreased by $105,190 from $397,059 for the three months ended March 31, 2005 to $291,869 for the same period in 2006, which is consistent with a fund in the liquidation phase of its lifecycle. Railcar maintenance expense decreased by $45,858 from $64,038 for the three months ended March 31, 2005 to $18,180 for the same period in 2006 due to the timing of required repairs.

The decreases in depreciation and railcar maintenance expense were substantially offset by a $109,714 increase in professional fees. Professional fees totaled $137,862 and $28,148 for the three months ended March 31, 2006 and 2005. The increase in professional fees was related to costs of the restatement and audit of prior period financial statements.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2006 certain material weaknesses existed in the Partnership’s internal control over financial reporting.

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

The General Partner has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired and the controller position has been split into two separate roles to ensure proper management of the General Partner and the managed Funds’ accounting operations. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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

31.1 Certification of Dean L. Cash

31.2 Certification of Paritosh K. Choksi

32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007

ATEL CASH DISTRIBUTION FUND VI, L.P.

(Registrant)

By:	ATEL Financial Services LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer
of General Partner

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer
of Registrant