Form 10QSB
period 2006-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2007-08-09
CIK 927569

Form 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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

The number of Limited Partnership Units outstanding as of June 30, 2007 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CASH DISTRIBUTION FUND VI, L.P.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEET

JUNE 30, 2006

(Unaudited)

ASSETS
Cash and cash equivalents	$2,006,305
Accounts receivable, net of allowance for doubtful accounts of $152,213	270,150
Prepaid expenses	172,938
Investments in equipment and leases, net of accumulated depreciation of $24,452,794	10,802,590

Total assets	$13,251,983

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued liabilities:
General Partner	$170,525
Lessees and other	321,765
Accrued interest payable	968
Non-recourse debt	138,764
Unearned operating lease income	5,956

Total liabilities	637,978

Commitments and contingencies

Partners’ capital:
General Partner	—
Limited Partners	12,614,005

Total partners’ capital	12,614,005

Total liabilities and partners’ capital	$13,251,983

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Leasing activities:
Operating leases	$690,027	$789,258	$1,636,215	$1,613,079
Direct financing leases	5,372	26,582	11,111	99,894
Loss on sales of assets	(44,283)	(85,286)	(2,477)	(101,356)
Interest income	15,372	12,337	27,753	31,306
Other revenue	11,167	18,466	41,511	38,526

Total revenues	677,655	761,357	1,714,113	1,681,449

Expenses:
Depreciation of operating lease assets	243,642	383,937	535,511	780,996
Cost reimbursements to General Partner	135,582	127,842	262,379	244,392
Railcar maintenance	191,839	100,185	210,019	164,223
Equipment and incentive management fees to affiliates	47,925	25,229	95,809	56,810
Interest	3,054	4,786	6,555	9,982
Taxes on income and franchise fees	29,219	55,438	56,047	55,438
Other management fees	35,418	32,721	59,805	72,388
Professional fees	(43,554)	7,760	94,308	35,908
Outside services	27,169	16,574	40,193	30,094
Provision for doubtful accounts	—	56,000	—	69,000
Other	21,823	41,291	57,134	70,271

	692,117	851,763	1,417,760	1,589,502

Net (loss) income	$(14,462)	$(90,406)	$296,353	$91,947

Net (loss) income
General Partner	$—	$12,755	$13,192	$65,190
Limited Partners	(14,462)	(103,161)	283,161	26,757

	$(14,462)	$(90,406)	$296,353	$91,947

Net (loss) income per Limited Partnership Unit	$(0.00)	$(0.01)	$0.02	$0.00
Weighted average number of Units outstanding	12,490,076	12,490,076	12,490,076	12,490,076

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE SIX MONTH PERIOD

ENDED JUNE 30, 2006

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2004	12,490,076	$19,547,460	$—	$19,547,460
Distributions to Limited Partners ($0.50 per Unit)	—	(6,245,038)	—	(6,245,038)
Distributions to General Partner	—	—	(65,190)	(65,190)
Net income	—	277,431	65,190	342,621

Balance December 31, 2005	12,490,076	13,579,853	—	13,579,853
Distributions to Limited Partners ($0.10 per Unit)	—	(1,249,009)	—	(1,249,009)
Distributions to General Partner	—	—	(13,192)	(13,192)
Net income	—	283,161	13,192	296,353

Balance June 30, 2006	12,490,076	$12,614,005	$—	$12,614,005

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating activities:
Net (loss) income	$(14,462)	$(90,406)	$296,353	$91,947
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Depreciation of operating lease assets	243,642	383,937	535,511	780,996
Provision for doubtful accounts	—	56,000	—	69,000
Loss on sales of assets	44,283	85,286	2,477	101,356
Changes in operating assets and liabilities:
Accounts receivable	313,155	27,553	69,872	164,012
Prepaid expenses	17,478	(170,342)	38,295	(179,675)
Accounts payable and accruals due General Partner	143,031	(19,534)	(2,552)	(124,453)
Accounts payable and accruals due lessees and other	30,247	(171,299)	79,029	(166,054)
Accrued interest payable	(150)	(138)	(297)	(273)
Unearned operating lease income	1,262	(45,690)	(19,511)	(36,450)

Net cash provided by operating activities	778,486	55,367	999,177	700,406

Investing activities:
Proceeds from sales of lease assets	98,118	126,841	174,294	176,778
Reduction of net investment in direct financing leases	19,318	142,108	38,269	237,486

Net cash provided by investing activities	117,436	268,949	212,563	414,264

Financing activities:
Repayments of non-recourse debt	(21,486)	(19,764)	(42,528)	(39,123)
Distributions to Limited Partners	—	—	(1,249,009)	(4,996,032)
Distributions to General Partner	—	—	(13,192)	(52,435)

Net cash used in by financing activities	(21,486)	(19,764)	(1,304,729)	(5,087,590)

Net increase (decrease) in cash and cash equivalents	874,436	304,552	(92,989)	(3,972,920)
Cash and cash equivalents at beginning of period	1,131,869	1,487,079	2,099,294	5,764,551

Cash and cash equivalents at end of period	$2,006,305	$1,791,631	$2,006,305	$1,791,631

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$29,219	$55,438	$56,047	$55,438

Cash paid during the period for interest	$2,905	$4,924	$6,259	$10,255

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and partnership matters:

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

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) (120,000 Units) ($1,200,000) and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations. As of June 30, 2006, 12,490,076 Units were issued and outstanding.

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

The Partnership is in its liquidation phase as defined in the Limited Partnership Agreement.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Direct financing leases and related revenue recognition:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership’s investment in the leased property is reported as a receivable from the lessee recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of June 30, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases:

The Partnership’s Investments in equipment and leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2006
Net investment in operating leases	$11,109,347	$(152,581)	$(532,593)	$10,424,173
Net investment in direct financing leases	313,691	—	(38,269)	275,422
Assets held for sale or lease, net	130,103	(24,190)	(2,918)	102,995

Total	$11,553,141	$(176,771)	$(573,780)	$10,802,590

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the three and six month periods ended June 30, 2006 and 2005.

All of the equipment on leases was acquired in the years from 1995 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance June 30, 2006
Transportation, rail	$30,344,063	$—	$(970,401)	$29,373,662
Construction	88,647	—	—	88,647
Material handling	4,452,373	—	(268,995)	4,183,378
Other	355,838	—	—	355,838

	35,240,921	—	(1,239,396)	34,001,525
Less accumulated depreciation	(24,131,574)	(532,593)	1,086,815	(23,577,352)

Total	$11,109,347	$(532,593)	$(152,581)	$10,424,173

Net investment in direct financing leases:

Investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2006:

June 30, 2006
Total minimum lease payments receivable	$148,140
Estimated residual values of leased equipment (unguaranteed)	151,421

Investment in direct financing leases	299,561
Less unearned income	(24,139)

Net investment in direct financing leases	$275,422

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases (continued):

At June 30, 2006, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2006	$1,001,731	$49,380	$1,051,111
Year ending December 31, 2007	1,435,644	98,760	1,534,404
2008	722,473	—	722,473
2009	165,240	—	165,240
2010	137,700	—	137,700

	$3,462,788	$148,140	$3,610,928

The Partnership utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transporation, rail	30 - 35
Manufacturing	10 - 20
Construction	7 - 10
Material handling	7 - 10
Natural gas compressors	7 - 10
Transportation, other	7 - 10

4.	Related party transactions:

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

During the three and six month periods ended June 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost reimbursements to General Partner	$135,582	$127,842	$262,379	$244,392
Equipment and incentive management fees to affiliates	47,925	25,229	95,809	56,810

	$183,507	$153,071	$358,188	$301,202

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. The General Partner made such payments of $116,588 and $44,976 for the three months ended June 30, 2006 and 2005, respectively, and $256,186 and $102,040 for the six months ended June 30, 2006 and 2005, respectively.

5.	Non-recourse debt:

At June 30, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by an assignment of lease payments and pledges of assets. At June 30, 2006, the carrying value of the pledged assets is $355,811. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Six months ending December 31, 2006	$44,340	$5,040	$49,380
Year ending December 31, 2007	94,424	4,336	98,760

	$138,764	$9,376	$148,140

6.	Commitments:

At June 30, 2006, the Partnership had no commitments to purchase lease assets.

7.	Guarantees:

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

As of June 30, 2006, 12,490,076 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Distributions declared	$—	$—	$1,249,009	$4,996,032
Weighted average number of Units outstanding	12,490,076	12,490,076	12,490,076	12,490,076

Weighted average distributions per Unit	$—	$—	$0.10	$0.50

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

Capital Resources and Liquidity

In 2006 and 2005, the Partnership’s primary source of cash was operating lease rents and proceeds from sale of lease assets.

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

As of June 30, 2006, the Partnership had cumulatively borrowed $65,164,309 on a non-recourse basis with a remaining unpaid balance of $138,764. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

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

At June 30, 2006 the Partnership had no commitments to purchase leased assets.

Cash Flows

The three months ended June30, 2006 versus the three months ended June 30, 2005

During the three months ended June 30, 2006 and 2005, the primary source of cash from operations was rents from operating leases. In addition, cash flows were impacted by changes in certain assets and liabilities. Cash flows from operations increased by $723,119 from $55,367 for the three months ended June 30, 2005 to $778,486 for the same period in 2006. The increase was primarily a result of an increase in payments received on accounts receivable combined with an increase in accounts payable and accrued liabilities. The net cash inflow related to the increase in payments received on accounts receivable was $313,155 for the three months ended June 30, 2006 compared to $27,553 for the same period in 2005. Net cash inflow related to the increase in accounts payable and accrued liabilities totaled $173,278 for the three months ended June 30, 2006 versus a cash outflow of related to payments made against accounts payable and accrued liabilities of $190,833 for the same period in 2005.

During the three months ended June 30, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments on the Partnership’s investment in direct financing leases. Proceeds from sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, market demand and the condition and uniqueness of the assets subject to sale. Cash provided by investing activities totaled $117,436 and $268,949 for the three months ended June 30, 2006 and 2005, respectively. The decline was primarily a result of decreases in payments received on investments in direct financing leases, related to the declining portfolio of direct financing leases, and proceeds from sales of assets. The net cash inflow resulting from the reduction in investment in direct financing leases was $19,318 for the three months ended June 30, 2006 versus $142,108 for the same period in 2005. Proceeds from sales of assets decreased by $28,723 to $98,118 for the three months ended June 30, 2006 from $126,841 for the same period in 2005.

Cash used in financing activities totaled $21,486 and $19,764 for the three months ended June 30, 2006 and 2005, respectively, representing repayments of non-recourse debt for the respective periods.

The six months ended June 30, 2006 versus the six months ended June 30, 2005

During the six months ended June 30, 2006 and 2005, the primary source of cash from operations was rents from operating leases. In addition, cash flows were impacted by changes in certain assets and liabilities. Cash flows from operations increased by $298,771 from $700,406 for the six months ended June 30, 2005 to $999,177 for the same period in 2006. The increase was primarily a result of (1) an increase in accounts payable and accrued liabilities and (2) a decrease in prepaid expenses offset, in part, by (3) a decrease in revenues from direct financing and operating leases. The growth in accounts payable and accrued liabilities generated cash flows of $76,477 for the six months ended June 30, 2006 compared to cash used of $290,507 for the same period in 2005. The decrease in prepaid expense resulted in cash inflow of $38,295 for the six months ended June 30, 2006 compared to cash used of $179,675 for the same period in 2005, a favorable change of $217,970. The aforementioned increase in cash inflow was partially offset by a $65,647 decline in lease revenues resulting from the declining portfolio of operating and direct financing leases.

During the six months ended June 30, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments on the Partnership’s investment in direct financing leases. Cash provided by investing activities totaled $212,563 and $414,264 for the six months ended June 30, 2006 and 2005, respectively. The decrease was primarily a result of a drop off in payments received on investments in direct financing leases, due primarily to the declining portfolio of direct financing leases. Net cash inflow from the reduction of investment in direct financing leases totaled $38,269 for the six months ended June 30, 2006 compared to $237,486 for the same three months in 2005.

During the six months ended June 30, 2006 and 2005, the Partnership’s financing activities were limited to repayment of debt and distributions to the General Partner and Limited Partners. Cash used in financing activities totaled $1,304,729 and $5,087,590 for the six months ended June 30, 2006 and 2005, respectively. The decrease in cash used was due to a decline in distributions paid to Limited Partners which totaled $1,249,009 for the six months ended June 30, 2006 compared to $4,996,032 for the same period in 2005.

Results of operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended June 30, 2006 versus the three months ended June 30, 2005

The Partnership had net losses of $14,462 and $90,406 for the three months ended June 30, 2006 and 2005, respectively. The difference reflects a $159,646 decrease in operating expenses offset by an $83,702 decrease in total revenues.

Total revenues were $677,655 and $761,357 for the three months ended June 30, 2006 and 2005, respectively. The decrease in revenues was primarily a result of declining operating lease revenue. Operating lease revenues totaled $690,027 and $789,258 for the three month periods ended June 30, 2006 and 2005, respectively, a decrease of $99,231. The decrease was primarily due to run-off of the lease portfolio.

Total expenses were $692,117 and $851,763 for the three months ended June 30, 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in (1) depreciation of operating lease assets, (2) provision for doubtful accounts and (3) professional fees offset in part by an increase in railcar maintenance expense.

Depreciation of operating lease assets were $243,642 and $383,937 for the three months ended June 30, 2006 and 2005, respectively, a decrease of $140,295. The decrease in depreciation expense was a result of the declining lease portfolio of the fund which is in the liquidation phase of its lifecycle. The decreases in the provision for doubtful accounts and professional fees during the second quarter of 2006, when compared to the same period in 2005, resulted in further decrease in operating expenses of $107,314. The above discussed decrease in expenses was offset by a $91,654 increase in railcar maintenance expense on increased repairs required during the second quarter of 2006 when compared to the second quarter of 2005.

The six months ended June 30, 2006 versus the six months ended June 30, 2005

The Partnership had net income of $296,353 and $91,947 for the six months ended June 30, 2006 and 2005, respectively. The difference reflects a $171,742 decrease in operating expenses combined with a $32,664 increase in total revenues.

Total revenues were $1,714,113 and $1,681,449 for the six months ended June 30, 2006 and 2005, respectively. The increase was primarily a result of a decline in losses on sales of lease assets and an increase in operating lease revenue offset, in part, by declining revenues from direct financing leases. Losses incurred on sales of assets were $2,477 and $101,356 for the six months ended June 30, 2006 and 2005, respectively, a decrease of $98,879. Operating lease revenues totaled $1,636,215 and $1,613,079 for the six months ended June 30, 2006 and 2005, respectively, an increase of $23,136. The $122,015 net increase in total revenues was partially offset by a $88,783 decline in revenue from direct financing leases which totaled $11,111 and $99,894 for the six months ended June 30, 2006 and 2005, respectively.

Total expenses were $1,417,760 and $1,589,502 for the six months ended June 30, 2006 and 2005, respectively. The decrease was primarily due to declines in (1) depreciation of operating lease assets and (2) provision for doubtful accounts offset by increases in (1) professional fees and (2) railcar maintenance expense.

Depreciation of operating lease assets were $535,511 and $780,996 for the six months ended June 30, 2006 and 2005, respectively, a decrease of $245,485. The decrease was a result of the decline in the lease portfolio. The provision for doubtful accounts, which was zero during the second quarter of 2006, resulted in further decrease in operating expenses of $69,000 when compared to the same period of 2005. The above discussed decrease in expenses was offset by increases of $58,400 and $45,796 in professional fees and railcar maintenance expense, respectively, representing incremental increases on costs related to the restatement of prior period financial statements and increased railcar repair costs, respectively.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at June 30, 2006 certain material weaknesses existed in the Partnership’s internal control over financial reporting.

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