Form 10QSB
period 2006-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2007-08-09
CIK 927569

Form 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

ASSETS

Cash and cash equivalents	$1,471,468
Accounts receivable, net of allowance for doubtful accounts of $152,213	298,977
Prepaid expenses	220,940
Investments in equipment and leases, net of accumulated depreciation of $22,770,694	10,380,030

Total assets	$12,371,415

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued liabilities:
General Partner	$224,005
Lessees and other	533,325
Accrued interest payable	815
Non-recourse debt	116,825
Unearned operating lease income	3,357

Total liabilities	878,327

Commitments and contingencies

Partners’ capital:
General Partner	—
Limited Partners	11,493,088

Total partners’ capital	11,493,088

Total liabilities and partners’ capital	$12,371,415

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Leasing activities:
Operating leases	$852,831	$802,478	$2,489,046	$2,415,557
Direct financing leases	4,996	6,456	16,107	106,350
Gain on sales of assets	96,604	196,707	94,127	95,351
Interest income	15,849	11,417	43,602	42,723
Other revenue	8,424	39,249	49,935	77,775

Total revenues	978,704	1,056,307	2,692,817	2,737,756

Expenses:
Depreciation of operating lease assets	266,177	409,001	801,688	1,189,997
Cost reimbursements to General Partner	143,503	137,156	405,882	381,548
Railcar maintenance	138,474	118,838	348,493	283,061
Equipment and incentive management fees to affiliates	37,728	70,095	133,537	126,905
Interest	2,598	4,366	9,153	14,348
Taxes on income and franchise fees	3,373	390	59,420	55,828
Other management fees	44,601	31,256	104,406	103,644
Professional fees	79,083	22,046	173,391	57,954
Outside services	83,696	21,904	123,889	51,998
(Recovery of) provision for doubtful accounts	—	(8,050)	—	60,950
Other	26,869	45,623	84,003	115,894

	826,102	852,625	2,243,862	2,442,127

Net income	$152,602	$203,682	$448,955	$295,629

Net income:
General Partner	$12,754	$—	$25,946	$65,190
Limited Partners	139,848	203,682	423,009	230,439

	$152,602	$203,682	$448,955	$295,629

Net income per Limited Partnership Unit	$0.01	$0.02	$0.03	$0.02
Weighted average number of Units outstanding	12,485,863	12,490,076	12,488,656	12,490,076

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE NINE MONTH PERIOD

ENDED SEPTEMBER 30, 2006

(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2004	12,490,076	$19,547,460	$—	$19,547,460
Distributions to Limited Partners ($0.50 per Unit)	—	(6,245,038)	—	(6,245,038)
Distributions to General Partner	—	—	(65,190)	(65,190)
Net income	—	277,431	65,190	342,621

Balance December 31, 2005	12,490,076	13,579,853	—	13,579,853
Distributions to Limited Partners ($0.20 per Unit)	—	(2,498,016)	—	(2,498,016)
Distributions to General Partner	—	—	(25,946)	(25,946)
Rescissions and repurchases of capital contributions	(11,400)	(11,758)	—	(11,758)
Net income	—	423,009	25,946	448,955

Balance September 30, 2006	12,478,676	$11,493,088	$—	$11,493,088

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating activities:
Net income	$152,602	$203,682	$448,955	$295,629
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	266,177	409,001	801,688	1,189,997
(Recovery of) provision for doubtful accounts	—	(8,050)	—	60,950
Gain on sales of assets	(96,604)	(196,707)	(94,127)	(95,351)
Changes in operating assets and liabilities:
Accounts receivable	(28,827)	24,960	41,045	188,972
Prepaid expenses	(48,002)	(51,459)	(9,707)	(231,134)
Accounts payable and accruals due General Partner	53,480	(487,575)	50,928	(612,028)
Accounts payable and accruals due lessees and other	211,560	470,606	290,589	304,552
Accrued interest payable	(153)	(141)	(450)	(414)
Unearned operating lease income	(2,599)	(9,099)	(22,110)	(45,549)

Net cash provided by operating activities	507,634	355,218	1,506,811	1,055,624

Investing activities:
Proceeds from sales of lease assets	233,293	499,941	407,587	698,742
Reduction of net investment in direct financing leases	19,694	40,470	57,963	255,933

Net cash provided by investing activities	252,987	540,411	465,550	954,675

Financing activities:
Repayments of non-recourse debt	(21,939)	(20,185)	(64,467)	(59,308)
Recissions and repurchases of capital contributions	(11,758)	—	(11,758)	—
Distributions to Limited Partners	(1,249,007)	(1,249,006)	(2,498,016)	(6,245,038)
Distributions to General Partner	(12,754)	(12,755)	(25,946)	(65,190)

Net cash used in financing activities	(1,295,458)	(1,281,946)	(2,600,187)	(6,369,536)

Net decrease in cash and cash equivalents	(534,837)	(386,317)	(627,826)	(4,359,237)
Cash and cash equivalents at beginning of period	2,006,305	1,791,631	2,099,294	5,764,551

Cash and cash equivalents at end of period	$1,471,468	$1,405,314	$1,471,468	$1,405,314

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$3,373	$390	$59,420	$55,828

Cash paid during the period for interest	$2,444	$4,093	$8,704	$10,255

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and partnership matters:

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

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) (120,000 Units) ($1,200,000) and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations. As of September 30, 2006, 12,478,676 Units were issued and outstanding.

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

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Partnership does not presently anticipate any significant impact on its financial position, results of operations or cash flows.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases:

The Partnership’s Investments in equipment and leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2006
Net investment in operating leases	$11,109,347	$(239,406)	$(797,218)	$10,072,723
Net investment in direct financing leases	313,691	—	(57,963)	255,728
Assets held for sale or lease, net	130,103	(74,054)	(4,470)	51,579

Total	$11,553,141	$(313,460)	$(859,651)	$10,380,030

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the three and nine month periods ended September 30, 2006 and 2005.

All of the equipment on leases was acquired in the years from 1995 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance September 30, 2006
Transportation, rail	$30,344,063	$—	$(1,373,016)	$28,971,047
Construction	88,647	—	—	88,647
Material handling	4,452,373	—	(1,515,044)	2,937,329
Other	355,838	—	—	355,838

	35,240,921	—	(2,888,060)	32,352,861
Less accumulated depreciation	(24,131,574)	(797,218)	2,648,654	(22,280,138)

Total	$11,109,347	$(797,218)	$(239,406)	$10,072,723

Net investment in direct financing leases:

Investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of September 30, 2006:

September 30, 2006
Total minimum lease payments receivable	$123,450
Estimated residual values of leased equipment (unguaranteed)	151,421

Investment in direct financing leases	274,871
Less unearned income	(19,143)

Net investment in direct financing leases	$255,728

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases (continued):

At September 30, 2006, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2006	$637,778	$24,690	$662,468
Year ending December 31, 2007	2,168,364	98,760	2,267,124
2008	1,454,413	—	1,454,413
2009	892,200	—	892,200
2010	770,160	—	770,160
2011	421,640	—	421,640

	$6,344,555	$123,450	$6,468,005

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

During the three and nine month periods ended September 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost reimbursements to General Partner	$143,503	$137,156	$405,882	$381,548
Equipment and incentive management fees to affiliates	37,728	70,095	133,537	126,905

	$181,231	$207,251	$539,419	$508,453

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. The General Partner made such payments of $229,583 and $110,533 for the three months ended September 30, 2006 and 2005, respectively, and $485,768 and $212,573 for the nine months ended September 30, 2006 and 2005, respectively.

5.	Non-recourse debt:

At September 30, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by an assignment of lease payments and pledges of assets. At September 30, 2006, the carrying value of the pledged assets is $327,902. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Three months ending December 31, 2006	$22,401	$2,289	$24,690
Year ending December 31, 2007	94,424	4,336	98,760

	$116,825	$6,625	$123,450

6.	Commitments:

At September 30, 2006, the Partnership had no commitments to purchase lease assets.

7.	Guarantees:

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

As of September 30, 2006, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Distributions declared	$1,249,007	$1,249,008	$2,498,016	$6,245,038
Weighted average number of Units outstanding	12,485,863	12,490,076	12,488,656	12,490,076

Weighted average distributions per Unit	$0.10	$0.10	$0.20	$0.50

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

As of September 30, 2006, the Partnership had cumulatively borrowed $65,164,309 on a non-recourse basis with a remaining unpaid balance of $116,825. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

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

At September 30, 2006 the Partnership had no commitments to purchase leased assets.

Cash Flows

The three months ended September 30, 2006 versus the three months ended September 30, 2005

During the three months ended September 30, 2006 and 2005, the primary source of cash from operations was rents from operating leases. In addition, cash flows were impacted by changes in certain assets and liabilities. Cash flows from operations were $507,634 and $355,218 for the three months ended September 30, 2006 and 2005, respectively, an increase of $152,416. The increased cash inflow was primarily a result of growth in accounts payable and accrued liabilities offset by cash outflows related to increases in certain expenses and increased levels of accounts receivable. Net cash inflow related to the increase in accounts payable and accrued liabilities was $265,040 for the three months ended September 30, 2006 versus a cash outflow related to payments made against accounts payable and accrued liabilities of

$16,959 for the same period in 2005, a favorable change of $281,999. This cash inflow was offset by a net cash outflow of $85,751 and $53,787 related to increases in expenses and accounts receivables, respectively . The net increase in expenses was a result of increases in professional fees and outside services offset by a decrease in management fees paid to AFS.

During the three months ended September 30, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments on the Partnership’s investment in direct financing leases. Proceeds from sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, market demand and the condition and uniqueness of the assets subject to sale. Cash provided by investing activities totaled $252,987 and $540,411 for the three months ended September 30, 2006 and 2005, respectively. The decrease was a result of a decline in proceeds from sales of assets which totaled $233,293 and $499,941 for the three months ended September 30, 2006 and 2005, respectively, a decline of $266,648.

Cash used in financing activities totaled $1,295,458 and $1,281,946 for the three months ended September 30, 2006 and 2005, respectively. The increase was primarily due to $11,758 of cash used to repurchase Limited Partners’ Units during the third quarter of 2006 versus zero for the same period in 2005.

The nine months ended September 30, 2006 versus the nine months ended September 30, 2005

During the nine months ended September 30, 2006 and 2005, the primary source of cash from operations was rents from operating leases. In addition, cash flows were impacted by changes in certain assets and liabilities. Cash flows from operations were $1,506,811 and $1,055,624 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $451,187. A majority of the cash inflow was a result of an increase in accounts payable and accrued liabilities combined with a decrease in prepaid expenses offset by a year over year increase in certain expenses and accounts receivable. Net cash inflow related to the increase in accounts payable and accrued liabilities was $341,517 for the nine months ended September 30, 2006 versus a cash outflow related to payments made against accounts payable and accrued liabilities of $307,476 for the same period in 2005, a favorable change of $648,993. Net cash used to prepay expenses was $9,707 and $231,134 for the first nine months of 2006 and 2005, respectively, a favorable change of $221,427. The cash inflow mentioned above was offset by net cash outflows of $294,709 and $147,927 related to the year over year increase in expenses and accounts receivable, respectively. The net increase in expenses was a result of increases in professional fees and outside services, and railcar maintenance expense offset by a decrease in provision for doubtful accounts and other expenses – primarily administrative expenses.

During the nine months ended September 30, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments on the Partnership’s investment in direct financing leases. Cash provided by investing activities totaled $465,550 and $954,675 for the nine months ended September 30, 2006 and 2005, respectively. The decline was primarily a result of decreases in proceeds from sales of lease assets and payments received on investments in direct financing leases, related to the declining portfolio of direct financing leases. Net cash inflow from proceeds from sales of lease assets were $407,587 and $698,742 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $291,155. Net cash inflow from the reduction of investment in direct financing leases totaled $57,963 and $255,933 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $197,970.

During the nine months ended September 30, 2006 and 2005, the Partnership’s financing activities were primarily the repayment of debt and distributions to the General Partner and Limited Partners. Cash used in financing activities totaled $2,600,187 and $6,369,536 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in cash used was due to a decline in distributions paid to Limited Partners which totaled $2,498,016 and $6,245,038 for the nine months ended September 30, 2006 and 2005, a decrease of $3,747,022.

Results of operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended September 30, 2006 versus the three months ended September 30, 2005

The Partnership had net income of $152,602 and $203,682 for the three months ended September 30, 2006 and 2005, respectively. The difference reflects a $77,603 decrease in total revenues offset by a $26,523 decrease in operating expenses.

Total revenues were $978,704 and $1,056,307 for the three months ended September 30, 2006 and 2005, respectively. The decrease in revenues was primarily due to a decline in gains on sales of assets offset by an increase in operating lease revenue. Gains on sales of assets were $96,604 and $196,707 for the three months ended September 30, 2006 and 2005, respectively, a decline of $100,103. Operating lease revenues totaled $852,831 and $802,478 for the three month periods ended September 30, 2006 and 2005, respectively, an increase of $50,353 on higher rents resulting from increased railcar activity.

Total expenses were $826,102 and $852,625 for the three months ended September 30, 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in (1) depreciation of operating lease assets and (2) management fees to AFS offset by increases in (1) professional fees, (2) outside services expense and (3) railcar maintenance expense.

Depreciation of operating lease assets were $266,177 and $409,001 for the three months ended September 30, 2006 and 2005, respectively, a decrease of $142,824. The decrease in depreciation expense was a result of the declining lease portfolio of the fund which is in the liquidation phase of its lifecycle. Management fees paid to AFS were $37,728 and $70,095 for the three months ended September 30, 2006 and 2005, a further decrease in operating expenses of $32,367.

The above discussed decrease in expenses was offset by a $118,829 increase in professional fees and outside services expense related to incremental costs of restating the Partnership’s prior year financial statements, and $19,639 increase in railcar maintenance expense on increased repairs required during the third quarter of 2006 when compared to the third quarter of 2005.

The nine months ended September 30, 2006 versus the nine months ended September 30, 2005

The Partnership had net income of $448,955 and $295,629 for the nine months ended September 30, 2006 and 2005, respectively. The difference reflects a $198,265 decrease in operating expenses offset by a $44,939 decrease in total revenues.

Total revenues were $2,692,817 and $2,737,756 for the nine months ended September 30, 2006 and 2005, respectively. The decrease was primarily a result of a decrease in direct financing lease revenue and other revenue offset by an increase in operating lease revenue. Revenue from direct financing leases totaled $16,107 and $106,350 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $90,243. The decrease was due to run-off of the lease portfolio. Similarly, other revenue declined by $27,840 during the same comparative periods resulting from a decline in maintenance costs billed to customers. Offsetting the aforementioned decreases in revenue was a $73,489 year over year increase in operating lease revenues on higher rents resulting from increased railcar activity.

Total expenses were $2,243,862 and $2,442,127 for the nine months ended September 30, 2006 and 2005, respectively. The decrease was primarily due to declines in (1) depreciation of operating lease assets and (2) provision for doubtful accounts offset by increases in (1) professional fees and outside services expense and (2) railcar maintenance expense.

Depreciation of operating lease assets were $801,688 and $1,189,997 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $388,309. The decrease was a result of the decline in the lease portfolio. The provision for doubtful accounts, which was zero for the first nine months of 2006, resulted in further decrease in operating expenses of $60,950 when compared to the same period of 2005.

The above discussed decrease in expenses was offset by increases of $187,328 and $65,432 in professional fees and outside services expense as well as railcar maintenance expense, respectively, representing incremental increases on costs related to the restatement of prior period financial statements and increased railcar repair costs, respectively.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at September 30, 2006 certain material weaknesses existed in the Partnership’s internal control over financial reporting.

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