Form 10KSB
period 2006-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2007-08-09
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐    Not applicable

State issuer’s revenues for the most recent fiscal year: $3,706,636

The number of Limited Partnership Units outstanding as of June 30, 2007 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business disclosure Format (check one):    Yes  ☐    No  ☒:

PART I

Item 1. BUSINESS

General Development of Business

ATEL Cash Distribution Fund VI, L.P., (the “Partnership”) was formed under the laws of the State of California in June 1994. The Partnership was formed for the purpose of engaging in the sale of limited partnership investment units and acquiring equipment to engage in equipment leasing and sales activities primarily in the United States. The Partnership may continue until December 31, 2015. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. Prior to converting to a limited liability company structure, the General Partner, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 12,500,000 Limited Partnership units (“Units”), at a price of $10 per Unit. On January 3, 1995, the Partnership commenced operations in its primary business (leasing activities). On November 23, 1996, subscriptions for the number of Limited Partnership Units, 12,500,000, ($125,000,000) had been received in addition to the Initial Limited Partners’ Units and the offering terminated. As of December 31, 2006, 12,478,676 Units were issued and outstanding.

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

The Reinvestment Period ended December 31, 2002, as discussed above, and the fund is now in its liquidation phase and is making distributions on an annual basis.

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

From inception through December 31, 2006, the Partnership had purchased equipment with a total acquisition price of $208,275,158.

The Partnership’s objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) had an average credit rating by Moody’s Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the average rating weighted to account for the original equipment cost for each item leased or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was leased to lessees with an average credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above.

During 2006 and 2005, certain lessees generated significant portions of the Partnership’s total lease revenues as follows:

Lessee	Type of Equipment	2006	2005
Transamerica Leasing	Containers	20%	23%
Central States Enterprises	Railcars	19%	11%
Interstate Commodities	Railcars	18%	*
Daimler Chrysler Corporation	Materials Handling	11%	14%
Consolidated Rail Corporation	Locomotive & Intermodal Containers	*	*
United States Steel Corporation	Steel Manufacturing	*	*

*	Lease revenue was less than 10% of the total.

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

The Partnership has no full time employees. AFS’ employees and affiliates provide the services the Partnership requires to effectively operate. The cost of these services is reimbursed by the Partnership to AFS and affiliates per the Limited Partnership Agreement.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2006 and the industries to which the assets have been leased.

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$63,751,706	30.61%
Manufacturing	30,469,834	14.63%
Materials handling	24,043,881	11.54%
Railcars and locomotives	22,353,332	10.73%
Containers	21,694,688	10.42%
Mining	18,557,225	8.91%
Office automation	13,824,024	6.64%
Construction	9,259,221	4.45%
Other *	4,321,247	2.07%

	$208,275,158	100.00%

*	Individual lessee industries included in “Other” represent less than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$55,950,904	26.86%
Electronics and manufacturing	29,030,626	13.94%
Business services	28,360,969	13.62%
Mining	24,793,242	11.90%
Transportation, other	23,217,066	11.15%
Manufacturing, other	18,922,229	9.09%
Oil and gas	16,535,633	7.94%
Communications	5,282,291	2.54%
Other	6,182,198	2.96%

	$208,275,158	100.00%

Through December 31, 2006, the Partnership has disposed of certain leased assets as set forth below:

Asset Types	Original Equipment Cost, Excluding Acquisition Fees	Sales Price	Excess of Rents Over Expenses*
Manufacturing	$36,341,636	$8,151,378	$32,015,390
Railcars and locomotives	39,032,869	25,297,669	33,929,079
Transportation	24,163,196	5,524,865	23,377,616
Office automation	15,733,297	1,766,335	15,362,233
Construction	24,499,603	4,354,102	27,618,735
Materials handling	13,391,632	1,918,207	13,619,469
Containers	13,613,625	3,170,207	14,860,561
Mining	7,919,318	2,064,091	7,865,866
Other	3,238,666	494,214	2,664,895

	$177,933,842	$52,741,068	$171,313,844

*	Includes only those expenses directly related to the production of the related rents.

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2006, see footnote 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

The Partnership adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset day-by-day basis, where these assets are deployed. For further information regarding the Partnership geographic revenues and assets and major customers, see footnote 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2006, a total of 6,094 investors were holders of record of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2006. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of January 1, 2007. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2006, the value of the Partnership’s assets, calculated on this basis, was approximately $1.21 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

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

Two distributions were made from cash generated from 2006 operations. The first distribution was made in January 2006. The rate was $0.10 per Unit. The second distribution was made in July 2006. The rate was $0.10 per Unit.

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

The Partnership commenced its offering of Units and on November 23, 1996 had received subscriptions for 12,500,000, ($125,000,000) Limited Partnership Units in addition to the Initial Limited Partners’ Units and terminated its offering. Total proceeds from the offering were $124,900,760. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Throughout the reinvestment period ending December 31, 2002, the Partnership reinvested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the partners.

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

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership’s debt obligations, see footnote 7 in the notes to the financial statements in Item 7.

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

As of December 31, 2006, the Partnership had non-recourse debt with a remaining unpaid balance of $94,424. See footnote 7 to the financial statements, Non-recourse debt, as set forth in Part II, Item 7, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the month of January 1995. See Item 5 of this report for additional information regarding the distributions.

At December 31, 2006, the Partnership had no commitments to purchase leased assets.

Cash Flows

2006 versus 2005

During 2006 and 2005, the primary source of cash from operations was rents from operating leases. In addition, cash flows were impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $1,826,511 and $1,562,697 for the years ended December 31, 2006 and 2005, respectively. The increase was primarily due to increased accounts payable and accrued liabilities, and decreased prepaid expenses offset, in part, by increased levels of accounts receivable and cash used related to increases in certain expenses. During 2006, cash inflow from the increase in accounts payable and accrued liabilities totaled $300,150 compared to cash used of $293,721 in 2005, an increase of $593,871. Cash inflow from the decrease in prepaid expenses totaled $14,449 in 2006 compared to cash used of $211,234 in 2005, an improvement of $225,683. The aforementioned increases in cash flow were partially offset by cash outflows of $417,929 and $171,408 resulting from increased accounts receivable and expenses, respectively. The increase in expenses were comprised of increases in (1) maintenance expense, (2) professional fees, (3) outside services, (4) income and franchise taxes offset by a decline in other expenses.

During 2006 and 2005, the main source of cash flow from investing activities was proceeds from sales of lease assets. Proceeds from sales of lease assets are not expected to be consistent from one period to another. Sales of assets are not scheduled and are created by opportunities within the marketplace. Cash proved by investing activities totaled $648,012 and $1,162,191 for the years ended December 31, 2006 and 2005, respectively. The decrease was primarily due to an $809,630 decrease in net investments in direct financing leases as the Partnership is currently in liquidation phase and has ceased financing new leases. This decrease was offset by a $295,451 year over year increase in proceeds from sales of assets.

During 2006 and 2005, the Partnership’s financing activities were primarily the repayment of debt and distributions to General Partner and Limited Partners. Cash used in financing activities totaled $2,622,588 and $6,390,145 for the years ended December 31, 2006 and 2005, respectively. The decrease in cash used was primarily due to a decline in distributions paid to Limited Partners which totaled $2,498,016 in 2006 compared to $6,245,038 in 2005.

Results of Operations

As of January 3, 1995, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities).

As of December 31, 2006, significant amounts of the Partnership’s assets were leased to lessees in certain industries as follows:

2006
Transportation, rail	56%
Transportation, containers	30%
Transportation, other	7%
Manufacturing, other	6%
Municipalities	1%

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

2006 versus 2005

The Partnership had net income of $714,795 and $342,621 for the years ended December 31, 2006 and 2005, respectively. The favorable change in operating results was comprised of a $243,857 increase in total revenues combined with a $128,317 decrease in operating expenses.

Total revenues were $3,797,846 and $3,553,989 for 2006 and 2005, respectively. The increase in revenues was driven primarily by increases in gains on sales of lease assets and lease revenue. During 2006, gains on sales of assets increased by $122,408 to $209,781 from $87,373 in 2005. The year over year increase in net lease revenues totaled $150,611 and was comprised of a $242,338 increase in operating lease revenue offset by a $91,727 decrease in revenues from direct financing leases. The Partnership is in the liquidation phase of its life cycle. Accordingly, assets that mature are returned to inventory and most are subsequently sold, resulting in decreasing revenue as earning assets decrease. This trend is expected to continue in the future. During 2006, however, operating lease revenue increased due to higher rents on increased railcar activity. Gains or losses on sales of lease assets are not expected to be consistent between periods.

The increase in revenues was augmented by a decrease in year over year expenses. Total expenses were $3,083,051 and $3,211,368 for 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in (1) depreciation and (2) other expenses offset by increases in (1) maintenance expense, (2) professional and outside services, (3) provision for doubtful accounts and (4) taxes on income and franchise fees.

During 2006, depreciation and other expenses decreased by $502,847 and $125,922, respectively, when compared to 2005. The decrease in depreciation expense was a result of run-off in the portfolio, while the decrease in other expenses was primarily due to an account written-off in 2005 pursuant to a bankruptcy filing.

The above decreases were offset by increases of $172,969 in railcar maintenance expense, $159,615 in professional and outside services, $81,673 in provision for doubtful accounts and $78,540 in taxes on income and franchise fees. Railcar maintenance expense increased due to the timing of required repairs in 2006 versus 2005. The increase in professional fees and outside services expenses represents costs associated with the Partnership’s restatement effort and audit of prior year financial statements. The increase in provision for doubtful accounts reflects increased account delinquencies of 90 days or more during the fourth quarter of 2006, while the increase in taxes on income and franchise fees represents a tax prepayment in 2005 that was expensed in 2006.

Recent Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

Critical Accounting Policies

The policies discussed below are considered by management of the Partnership to be critical to an understanding of the Partnership’s financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Partnership also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events may not develop exactly as forecast, and the best estimates routinely require adjustment.

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms negotiated, but initial leases are generally from 36 to 120 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight line basis. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 27.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Cash Distribution Fund VI, L.P.

We have audited the accompanying balance sheet of ATEL Cash Distribution Fund VI, L.P. (“Partnership”) as of December 31, 2006, and the related statements of income, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

August 8 , 2007

Report of Independent Registered Public Accounting Firm

The Partners

ATEL Cash Distribution Fund VI, L.P.

We have audited the accompanying statements of operations, changes in partners’ capital, and cash flows of ATEL Cash Distribution Fund VI, L.P. (the Partnership) for the year ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of ATEL Cash Distribution Fund VI, L.P. for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

May 29, 2007

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEET

DECEMBER 31, 2006

ASSETS
Cash and cash equivalents	$1,951,229
Accounts receivable, net of allowance for doubtful accounts of $198,351	420,287
Prepaid expenses	196,784
Investments in equipment and leases, net of accumulated depreciation of $21,504,457	10,003,851

Total assets	$12,572,151

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$122,659
Lessees and other	593,304
Accrued distributions, Limited Partners	—
Accrued interest payable	659
Non-recourse debt	94,424
Unearned operating lease income	2,177

Total liabilities	813,223

Commitments and contingencies

Partners’ capital:
General Partner	—
Limited Partners	11,758,928

Total partners’ capital	11,758,928

Total liabilities and partners’ capital	$12,572,151

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenues:
Leasing activities:
Operating leases	$3,451,538	$3,209,200
Direct financing leases	20,722	112,449
Gain on sales of assets	209,781	87,373
Interest income	64,382	56,580
Other revenue	51,423	88,387

Total revenues	3,797,846	3,553,989

Expenses:
Depreciation of operating lease assets	1,111,059	1,613,906
Cost reimbursements to General Partner	568,195	525,681
Railcar maintenance	461,132	288,163
Equipment and incentive management fees to affiliates	162,036	175,125
Interest	11,286	18,286
Taxes on income and franchise fees	107,540	29,000
Other management fees	126,972	141,742
Professional fees	211,330	134,374
Outside services	169,296	86,637
Provision for (reversal of) doubtful accounts	46,138	(35,535)
Other	108,067	233,989

	3,083,051	3,211,368

Net income	$714,795	$342,621

Net income:
General Partner	$25,946	$65,190
Limited Partners	688,849	277,431

	$714,795	$342,621

Net income per Limited Partnership Unit	$0.06	$0.02
Weighted average number of Units outstanding	12,486,141	12,490,076

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2006 AND 2005

	Other Members
	Units	Amount	Managing Member	Total
Balance December 31, 2004	12,490,076	$19,547,460	$—	$19,547,460
Distributions to Limited Partners ($0.50 per Unit)	—	(6,245,038)	—	(6,245,038)
Distributions to General Partner	—	—	(65,190)	(65,190)
Net income	—	277,431	65,190	342,621

Balance December 31, 2005	12,490,076	13,579,853	—	13,579,853
Distributions to Limited Partners ($0.20 per Unit)	—	(2,498,016)	—	(2,498,016)
Distributions to General Partner	—	—	(25,946)	(25,946)
Rescissions and repurchases of capital contributions	(11,400)	(11,758)	—	(11,758)
Net income	—	688,849	25,946	714,795

Balance December 31, 2006	12,478,676	$11,758,928	$—	$11,758,928

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Operating activities:
Net income	$714,795	$342,621
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	1,111,059	1,613,906
Provision for (reversal of) doubtful accounts	46,138	(35,535)
Gain on sales of assets	(209,781)	(87,373)
Changes in operating assets and liabilities:
Accounts receivable	(126,403)	291,526
Prepaids expenses	14,449	(211,234)
Accounts payable and accruals due General Partner	(50,418)	(20,627)
Accounts payable and accruals due lessees and other	350,568	(273,094)
Accrued interest payable	(606)	(557)
Unearned operating lease income	(23,290)	(56,936)

Net cash provided by operating activities	1,826,511	1,562,697

Investing activities:
Proceeds from sales of lease assets	569,974	274,523
Reduction of net investment in direct financing leases	78,038	887,668

Net cash provided by investing activities	648,012	1,162,191

Financing activities:
Repayments of non-recourse debt	(86,868)	(79,917)
Recisions	(11,758)	—
Distributions to Limited Partners	(2,498,016)	(6,245,038)
Distributions to General Partner	(25,946)	(65,190)

Net cash used in by financing activities	(2,622,588)	(6,390,145)

Net decrease in cash and cash equivalents	(148,065)	(3,665,257)
Cash and cash equivalents at beginning of year	2,099,294	5,764,551

Cash and cash equivalents at end of year	$1,951,229	$2,099,294

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$107,540	$29,000

Cash paid during the year for interest	$10,680	$18,843

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1,200,000 and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (leasing activities). On November 23, 1996, subscriptions for 12,500,000 ($125,000,000) Limited Partnership Units had been received in addition to the Initial Limited Partners’ Units and the offering terminated. As of December 31, 2006, 12,478,676 Units were issued and outstanding.

The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation. AFS is a wholly owned subsidiary of ATEL Capital Group.

The Partnership’s business consists of leasing various types of equipment. As of December 31, 2006, the original terms of the leases ranged from one to ten years.

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

The Partnership is in the liquidation phase of its life cycle as defined by the Limited Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2006, and the related statements of income and changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term, expected future cash flows used for impairment analysis purposes, and determination of the allowance for doubtful accounts.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and therefore, believes that such a concentration of these deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 3 for a description of lessees by industry as of December 31, 2006 and 2005.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct finance lease contracts which are currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge-offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged-off on a specific identification basis by AFS. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees, and the terms negotiated, but initial leases are generally from 36 to 120 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts, and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight-line basis. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the year ended December 31, 2006 and 2005 income taxes and franchise fees totaled $107,540 and $29,000 respectively.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements as of December 31, 2006 and 2005:

2006
Financial statement basis of net assets	$11,758,928
Tax basis of net assets (unaudited)	15,675,139

Difference (unaudited)	$(3,916,211)

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31:

	2006	2005
Net income (loss) per financial statements	$714,795	$342,621
Tax adjustments (unaudited):
Adjustment to depreciation expense	1,102,030	1,593,929
Provision for losses and doubtful accounts	46,138	(144,787)
Adjustments to revenues	632,208	428,618

Net income per federal tax return (unaudited)	$2,495,171	$2,220,381

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the year.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

As of December 31, 2006, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total lease revenue) as follows:

Lessee	Type of Equipment	2006
Transamerica Leasing	Containers	20%
Central States Enterprises	Railcars	19%
Interstate Commodities	Railcars	18%
Daimler Chrysler Corporation	Materials Handling	11%
Consolidated Rail Corporation	Locomotive & Intermodal Containers	*
United States Steel Corporation	Steel Manufacturing	*

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Provisions for doubtful accounts:

Activity in the allowance for doubtful accounts consists of the following:

Allowance for Doubtful Accounts
Balance December 31, 2004	$297,000
Recoveries	(35,535)
Charge offs	(109,252)

Balance December 31, 2005	152,213
Provision	46,138

Balance December 31, 2006	$198,351

5. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2006
Net investment in operating leases	$11,109,347	$(323,661)	$(1,105,859)	$9,679,827
Net investment in direct financing leases	313,691	—	(78,038)	235,653
Assets held for sale or lease, net	130,103	(36,532)	(5,200)	88,371

Total	$11,553,141	$(360,193)	$(1,189,097)	$10,003,851

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the years ended December 31:

	2006	2005
Depreciation of operating lease assets	$1,111,059	$1,613,906
Impairment losses	—	—

Total	$1,111,059	$1,613,906

All of the property on leases was acquired from 1995 through 1997.

Operating leases:

Equipment on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance December 31, 2006
Transportation, rail	$30,344,063	$—	$(1,710,145)	$28,633,918
Construction	88,647	—	(88,647)	—
Material handling	4,452,373	—	(2,989,302)	1,463,071
Other	355,838	—	—	355,838

	35,240,921	—	(4,788,094)	30,452,827
Less accumulated depreciation	(24,131,574)	(1,105,859)	4,464,433	(20,773,000)

Total	$11,109,347	$(1,105,859)	$(323,661)	$9,679,827

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

Direct financing leases:

As of December 31, 2006, investment in direct financing leases consists of loaders/haul trucks and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2006:

2006
Total minimum lease payments receivable	$98,760
Estimated residual values of leased equipment (unguaranteed)	151,421

Investment in direct financing leases	250,181
Less unearned income	(14,528)

Net investment in direct financing leases	$235,653

At December 31, 2006, the aggregate amounts of future minimum lease payments are as follows:

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2007	$2,168,364	$98,760	$2,267,124
2008	1,454,413	—	1,454,413
2009	892,200	—	892,200
2010	770,160	—	770,160
2011	421,640	—	421,640

	$5,706,777	$98,760	$5,805,537

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 -35
Manufacturing	10 -20
Construction	7 - 10
Material handling	7 - 10
Natural gas compressors	7 - 10
Transportation, other	7 - 10

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions (continued):

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

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during 2006 and 2005:

	2006	2005
Cost reimbursements to General Partner	$568,195	$525,681
Equipment and incentive management fees to affiliates	162,036	175,125

	$730,231	$700,806

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the years ended December 31, 2006 and 2005, the General Partner made such payments of $579,315 and $275,359, respectively.

7. Non-recourse debt:

At December 31, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2006, the carrying value of the pledged assets is $301,665. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Year ending December 31, 2007	$94,424	$4,336	$98,760

	$94,424	$4,336	$98,760

8. Commitments:

At December 31, 2006, the Partnership had no commitments to purchase lease assets.

9. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

9. Guarantees (continued):

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

10. Partners’ capital:

As of December 31, 2006, 12,478,676 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Partnership’s registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows:

	2006	2005
Distributions declared	$2,498,016	$6,245,038
Weighted average number of Units outstanding	12,486,141	12,490,076

Weighted average distributions per Unit	$0.20	$0.50

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

11. Fair value of financial instruments:

The recorded amounts of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2006 approximate fair value because of the liquidity and short-term maturity of these instruments.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As reported on Form 8-K dated February 9, 2007, the Company dismissed Ernst & Young LLP (“E&Y”) as its independent registered public accounting firm effective February 5, 2007. E&Y continues to be engaged by the Company to perform tax services.

E&Y's report on the Company's financial statements for the year ended December 31, 2005, the Company's most recent fiscal year for which an independent accountant's report has been issued on its financial statements, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal years ended December 31, 2005 and 2006, and the subsequent interim period through February 5, 2007, the date of E&Y's dismissal, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Also effective as of February 5, 2007, the Board approved the engagement of, and appointed, the firm of Moss Adams LLP as independent registered public accounting firm for its fiscal year ended December 31, 2006.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at December 31, 2006, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

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

Paritosh K. Choksi, age 54, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During March 2006, each of the executive officers and directors of the registrant’s General Partner , Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Company is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2006.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2006 and 2005 is set forth in Item 7 of this report under the caption “Financial Statements and Supplementary Data—Notes to the Financial Statements—Related party transactions,” at footnote 6 thereof, which information is hereby incorporated by reference.

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

General Partner’s Interest in Operating Proceeds

As defined in the Partnership Agreement, the Partnership’s Net income, Net losses Distributions and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Part II, Item 7 of this report for the amounts allocated to the General and Limited Partners in 2006 and 2005.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2006, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

At December 31, 2006, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7 of this report under the caption “Financial Statements and Supplemental Data—Notes to the Financial Statements—Related party transactions” at footnote 6 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K for the fourth quarter of 2006: None

(b)	Exhibits

(3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10-KSB for the period ended December 31, 1994 (File No. 33-81952).

(14.1)	Code of Ethics

(31.1)	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

(31.2)	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

(32.1)	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

(32.2)	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2006	2005
Audit fees	$143,775	69,659
Audit related fees	50,871	—
Tax fees	3,138	28,439

	$197,784	$98,098

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	August 8, 2007
Dean Cash

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (General Partner)	August 8, 2007

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementary to the Commission when forwarded to the security holders.