Form 10QSB
period 2007-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2007-08-13
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

State the issuer’s revenues for the most recent fiscal year: $3,797,846

The number of Limited Partnership Units outstanding as of June 30, 2007: 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CASH DISTRIBUTION FUND VI, L.P.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEET

MARCH 31, 2007

(in thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$1,051
Accounts receivable, net of allowance for doubtful accounts of $160	459
Prepaid expenses	180
Investments in equipment and leases, net of accumulated depreciation of $21,506	9,608

Total assets	$11,298

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued liabilities:
General Partner	$143
Lessees and other	686
Non-recourse debt	72
Unearned operating lease income	3

Total liabilities	904

Commitments and contingencies

Partners’ capital:
General Partner	—
Limited Partners	10,394

Total partners’ capital	10,394

Total liabilities and partners’ capital	$11,298

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

THREE MONTH PERIODS ENDED

MARCH 31, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Leasing activities:
Operating leases	$875	$946
Direct financing leases	4	6
Gain on sales of assets	42	42
Interest income	14	12
Other revenue	12	30

Total revenues	947	1,036

Expenses:
Depreciation of operating lease assets	335	292
Cost reimbursements to General Partner	47	127
Railcar maintenance	134	18
Equipment and incentive management fees to General Partner	43	48
Interest	2	3
Taxes on income and franchise fees	1	27
Other management fees	31	24
Professional fees	99	138
Outside services	62	13
Reversal of doubtful accounts	(38)	—
Other	20	35

	736	725

Net income	$211	$311

Net income:
General Partner	$16	$13
Limited Partners	195	298

	$211	$311

Net income per Limited Liability Partnership Unit	$0.02	$0.02
Weighted average number of Units outstanding	12,478,676	12,490,076

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE THREE MONTH PERIOD

ENDED MARCH 31, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2005	12,490,076	$13,580	$—	$13,580
Distributions to Limited Partners ($0.20 per Unit)	—	(2,498)	—	(2,498)
Distributions to General Partner	—	—	(26)	(26)
Rescissions and repurchases of capital contributions	(11,400)	(12)	—	(12)
Net income	—	689	26	715

Balance December 31, 2006	12,478,676	11,759	—	11,759
Distributions to Limited Partners ($0.13 per Unit)	—	(1,560)	—	(1,560)
Distributions to General Partner	—	—	(16)	(16)
Net income	—	195	16	211

Balance March 31, 2007	12,478,676	$10,394	$—	$10,394

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

THREE MONTH PERIODS ENDED

MARCH 31, 2007 AND 2006

(in thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net income	$211	$311
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	335	292
Recovery of provision for doubtful accounts	(38)	—
Gain on sales of assets	(42)	(42)
Changes in operating assets and liabilities:
Accounts receivable	(1)	(243)
Prepaid expenses	17	21
Accounts payable and accruals due General Partner	20	(146)
Accounts payable and accruals due lessees and other	93	49
Accrued interest payable	(1)	—
Unearned operating lease income	1	(21)

Net cash provided by operating activities	595	221

Investing activities:
Proceeds from sales of lease assets	82	76
Reduction of net investment in direct financing leases	21	19

Net cash provided by investing activities	103	95

Financing activities:
Repayments of non-recourse debt	(22)	(21)
Distributions to Limited Partners	(1,560)	(1,249)
Distributions to General Partner	(16)	(13)

Net cash used in financing activities	(1,598)	(1,283)

Net decrease in cash and cash equivalents	(900)	(967)
Cash and cash equivalents at beginning of period	1,951	2,099

Cash and cash equivalents at end of period	$1,051	$1,132

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1	$27

Cash paid during the period for interest	$2	$3

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and partnership matters:

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

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) (120,000 Units) ($1,200,000) and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations. As of March 31, 2007, 12,478,676 Units were issued and outstanding.

The Partnership’s business consists of leasing various types of equipment. As of March 31, 2007, the original terms of the leases ranged from nine months to ten years.

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

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

Certain prior year amounts have been reclassified to conform to the current year presentation. Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms negotiated, but initial leases are generally be from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of March 31, 2007, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position and results of operations for the quarter ended March 31, 2007.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases:

The Partnership’s Investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Direct Leases	Balance March 31, 2007
Net investment in operating leases	$9,680	$(29)	$(335)	$9,316
Net investment in direct financing leases	236	—	(21)	215
Assets held for sale or lease, net	88	(10)	(1)	77

Total	$10,004	$(39)	$(357)	$9,608

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for each of the three month periods ended March 31, 2007 and 2006.

All of the equipment on leases was acquired in the years from 1995 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance March 31, 2007
Transportation, rail	$28,634	$—	$(203)	$28,431
Material handling	1,463	—	—	1,463
Other	356	—	—	356

	30,453	—	(203)	30,250
Less accumulated depreciation	(20,773)	(335)	174	(20,934)

Total	$9,680	$(335)	$(29)	$9,316

Net investment in direct financing leases:

Investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of March 31, 2007 (in thousands):

Total minimum lease payments receivable	$74
Estimated residual values of leased equipment (unguaranteed)	151

Investment in direct financing leases	225
Less unearned income	(10)

Net investment in direct financing leases	$215

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases (continued):

At March 31, 2007, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2007	$1,787	$74	$1,861
Year ending December 31, 2008	1,753	—	1,753
2009	1,191	—	1,191
2010	1,069	—	1,069
2011	720	—	720

	$6,520	$74	$6,594

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

During the three month periods ended March 31, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost reimbursements to General Partner	$47	$127
Equipment and incentive management fees to General Partner	43	48

	$90	$175

5.	Non-recourse debt:

At March 31, 2007, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by an assignment of lease payments and pledges of assets. At March 31, 2007, the carrying value of the pledged assets is approximately $275 thousand. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2007	$72	$3	$75

	$72	$3	$75

6.	Commitments:

As of March 31, 2007, the Partnership had no commitments to purchase lease assets.

7.	Guarantees:

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

As of March 31, 2007, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Limited Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2007 and 2006. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended March 31,
	2007	2006
Distributions declared	$1,560	$1,249
Weighted average number of Units outstanding	12,478,676	12,490,076

Weighted average distributions per Unit	$0.13	$0.10

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

Capital Resources and Liquidity

In 2007, the Partnership’s primary source of cash was operating lease rents and proceeds from sale of lease assets.

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

As of March 31, 2007, the Partnership had cumulatively borrowed approximately $65 million on a non-recourse basis with a remaining unpaid balance of approximately $72 thousand. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

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

At March 31, 2007, the Partnership had no commitments to purchase lease assets.

Cash Flows

The three months ended March 31, 2007 versus the three months ended March 31, 2006

Operating Activities

During the three months ended March 31, 2007 and 2006, the Partnership’s primary source of cash from operations has been rents from operating leases. The Partnership’s cash flows were also impacted by changes in certain operating assets and liabilities. Cash provided by operating activities totaled $595 thousand and $221 thousand for the first fiscal quarter of 2007 and 2006, respectively. The year over year growth in cash balances was primarily a result of increases in (1) the level of collection of accounts receivable and (2) accounts payable and accrued liabilities offset by a decline in year over year results of operations.

The increase in payments received on accounts receivable increased cash inflow by $242 thousand during the first quarter of 2007 when compared to the same period in 2006, while the increase in accounts payable and accrued liabilities increased cash inflow by $210 thousand during the same comparative periods. Accounts payable and accrued liabilities increased as payments made during the first quarter of 2007 were reduced compared to the same period in 2006 due primarily to the timing of inestimable third party vendor invoices. Accordingly, accounts payable and accrued liabilities grew by $113 thousand between December 31, 2006 and March 31, 2007 compared to a decline of $97 thousand between December 31, 2005 and March 31, 2006.

The increases discussed above was partially offset by a decline in year over year results of operations due primarily to decreases in operating lease revenues combined with an increase in operating expenses. The decrease in operating lease revenue was due to runoff and sales of lease assets. Operating expenses increased on higher railcar maintenance offset, in part, by decreases in cost reimbursements to AFS and taxes on income and franchise fees, as further discussed below.

Investing Activities

The Partnership has been in the liquidation phase of its lifecycle and has been selling equipment as leases terminate. Accordingly, the main source of cash from investing activities has been proceeds from the sales of lease assets. Proceeds from such sales are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, market demand and the condition and uniqueness of the assets subject to sale. Cash provided by investing activities was $103 thousand and $95 thousand for the three months ended March 31, 2007 and 2006, respectively. The slight increase in cash flow was primarily due to a $6 thousand increase in proceeds from sales of lease assets during the first quarter of 2007 when compared to the same period in 2006.

Financing Activities

During the three months ended March 31, 2007 and 2006, the Partnership’s financing activities were limited to repayment of debt and distributions to the General Partner and Limited Partners. Cash used in financing activities totaled $1.6 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash used was due to the $311 thousand increase in distributions paid to Limited Partners during the first quarter of 2007 compared to the same period in 2006. The distributions were based on available cash net of any short-term payables and reserves as determined by the General Partner.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or fund equity depending upon the type of cost incurred.

The three months ended March 31, 2007 versus the three months ended March 31, 2006

The Partnership had net income of $211 thousand for the first quarter of 2007 compared to net income of $311 thousand for the first quarter of 2006. The results for the three months ended March 31, 2007 reflects a decrease in total revenues and an increase in operating expenses when compared to the three months ended March 31, 2006.

Revenues

Total revenues were $947 thousand and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in total revenues was a result of a decline of $71 thousand in operating lease revenues due primarily to run-off and dispositions of lease assets. Since March 31, 2006, the Partnership’s net investment in operating leases has declined by approximately $1.4 million.

Other sources of revenue, including revenues from direct financing leases and gains on sales of lease assets, were relatively flat at $72 thousand for the first quarter of 2007 as compared to $90 thousand for the same period in 2006.

Expenses

Total expenses were relatively flat at $736 thousand for the three months ended March 31, 2007 as compared to $725 thousand for the three months ended March 31, 2006. At a detailed level, railcar maintenance and depreciation expenses increased during the first quarter of 2007 when compared to the same period in 2006. These increases were offset, in part, by decreases in the provision for doubtful accounts, cost reimbursements to AFS and taxes on income and franchise fees.

During the first quarter of 2007, the costs of repairs made to aging railcars increased by $116 thousand when compared to the same period in 2006. The increase was primarily due to the timing of required repairs.

Depreciation expense totaled $335 thousand and $292 thousand for the three months ended March 31, 2007 and 2006, respectively. The increase in depreciation was a result of adjustments made to recorded residual values to equal values associated with railcars under lease renewals.

The aforementioned increases in maintenance and depreciation expense were offset by decreases of $80 thousand, $38 thousand and $26 thousand to the (1) cost reimbursements to AFS, (2) provision for doubtful accounts and (3) taxes on income and franchise fees, respectively. The decrease to the provision for doubtful accounts reflects an adjustment made to reduce the reserve as payments were received on delinquent invoices that were previously reserved for. The decrease in costs reimbursements to AFS was a result of a year over year decline in administrative expenses, while the decline in taxes on income and franchise fees was due to the timing of assessments paid during the first quarter of 2007 when compared to the same period in 2006.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2007, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

The Partnership does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the: a) process of identifying and estimating liabilities in the correct period; and b) timeliness of the financial statement close process were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

Changes in internal control

The General Partner has reviewed the material weaknesses and believes that the following corrective actions taken as a whole will address the material weaknesses in its disclosure controls and procedures described above. These corrective actions are as follows:

•

With regard to identifying and estimating liabilities in the correct periods, the General Partner has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

•

The General Partner has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired, and the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds’ accounting operations. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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

Date: August 13, 2007

ATEL CASH DISTRIBUTION FUND VI, L.P.

(Registrant)

By:	ATEL Financial Services LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of General Partner

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant