Form 10QSB
period 2007-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2007-08-13
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEET

JUNE 30, 2007

(In Thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$1,393
Accounts receivable, net of allowance for doubtful accounts of $157	357
Prepaid expenses	164
Investments in equipment and leases, net of accumulated depreciation of $21,313	9,150

Total assets	$11,064

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$72
Lessees and other	341
Non-recourse debt	48
Unearned operating lease income	19

Total liabilities	480
Commitments and contingencies
Partners’ capital:
General Partner	—
Limited Partners	10,584

Total partners’ capital	10,584

Total liabilities and partners’ capital	$11,064

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2007 AND 2006

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Leasing activities:
Operating leases	$864	$690	$1,739	$1,636
Direct financing leases	4	5	8	11
Gain (loss) on sales of assets	33	(44)	75	(2)
Interest income	15	16	29	28
Other revenue	4	11	15	41

Total revenues	920	678	1,866	1,714
Expenses:
Depreciation of operating lease assets	323	244	658	536
Cost reimbursements to General Partner	47	135	94	262
Railcar maintenance	135	192	269	210
Equipment and incentive management fees to General Partner	47	48	90	96
Interest	1	4	3	7
Taxes on income and franchise fees	32	29	33	56
Other management fees	38	36	69	60
Professional fees	34	(44)	133	94
Outside services	50	27	112	40
Recovery of doubtful accounts	(4)	—	(42)	—
Other	27	22	46	57

	730	693	1,465	1,418

Net income (loss)	$190	$(15)	$401	$296

Net income (loss):
General Partner	$—	$—	$16	$13
Limited Partners	190	(15)	385	283

	$190	$(15)	$401	$296

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.02	$(0.00)	$0.03	$0.02
Weighted average number of Units outstanding	12,478,676	12,490,076	12,478,676	12,490,076

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE SIX MONTH PERIOD

ENDED JUNE 30, 2007

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2005	12,490,076	$13,580	$—	$13,580
Recissions and repurchases of capital contributions	(11,400)	(12)	—	(12)
Distributions to Limited Partners ($0.20 per Unit)	—	(2,498)	—	(2,498)
Distributions to General Partner	—	—	(26)	(26)
Net income	—	689	26	715

Balance December 31, 2006	12,478,676	11,759	—	11,759
Distributions to Limited Partners ($0.13 per Unit)	—	(1,560)	—	(1,560)
Distributions to General Partner	—	—	(16)	(16)
Net income	—	385	16	401

Balance June 30, 2007	12,478,676	$10,584	$—	$10,584

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

SIX AND THREE MONTH PERIODS ENDED

JUNE 30, 2007 AND 2006

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating activities:
Net income (loss)	$190	$(15)	$401	$296
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	323	244	658	536
Provision for (reversal of) doubtful accounts	(4)	—	(42)	—
(Gain) loss on sales of assets	(33)	44	(75)	2
Changes in operating assets and liabilities:
Accounts receivable	106	314	105	70
Prepaids expenses and other assets	16	17	33	38
Accounts payable and accruals due General Partner	(71)	143	(51)	(3)
Accounts payable and accruals due lessees and other	(345)	30	(252)	79
Accrued interest payable	—	—	(1)	—
Unearned operating lease income	16	1	17	(19)

Net cash provided by operating activities	198	778	793	999

Investing activities:
Proceeds from sales of lease assets	148	98	230	175
Reduction of net investment in direct financing leases	20	19	41	38

Net cash provided by investing activities	168	117	271	213

Financing activities:
Repayments of non-recourse debt	(24)	(21)	(46)	(43)
Distributions to Limited Partners	—	—	(1,560)	(1,249)
Distributions to General Partner	—	—	(16)	(13)

Net cash used in financing activities	(24)	(21)	(1,622)	(1,305)

Net increase (decrease) in cash and cash equivalents	342	874	(558)	(93)
Cash and cash equivalents at beginning of period	1,051	1,132	1,951	2,099

Cash and cash equivalents at end of period	$1,393	$2,006	$1,393	$2,006

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$32	$29	$33	$56

Cash paid during the year for interest	$1	$3	$4	$6

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and partnership matters:

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

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) (120,000 Units) ($1.2 million) and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations. As of June 30, 2007, 12,478,676 Units were issued and outstanding.

The Partnership’s business consists of leasing various types of equipment. As of June 30, 2007, the original terms of the leases ranged from nine months to ten years.

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

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of June 30, 2007, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position and results of operations for the six months ended June 30, 2007.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases:

The Partnership’s Investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2007
Net investment in operating leases	$9,680	$(115)	$(656)	$8,909
Net investment in direct financing leases	236	(1)	(41)	194
Assets held for sale or lease, net	88	(39)	(2)	47

Total	$10,004	$(155)	$(699)	$9,150

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the three and six month periods ended June 30, 2007 and 2006.

All of the equipment on leases was acquired in the years from 1995 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance June 30, 2007
Transportation, rail	$28,634	$—	$(546)	$28,088
Material handling	1,463	—	(50)	1,413
Other	356	—	—	356

	30,453	—	(596)	29,857
Less accumulated depreciation	(20,773)	(656)	481	(20,948)

Total	$9,680	$(656)	$(115)	$8,909

Net investment in direct financing leases:

Investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2007 (in thousands):

June 30, 2007
Total minimum lease payments receivable	$49
Estimated residual values of leased equipment (unguaranteed)	151

Investment in direct financing leases	200
Less unearned income	(6)

Net investment in direct financing leases	$194

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases (continued):

At June 30, 2007, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2007	$1,129	$49	$1,178
Year ending December 31, 2008	1,748	—	1,748
2009	1,191	—	1,191
2010	1,069	—	1,069
2011	720	—	720

	$5,857	$49	$5,906

The Partnership utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transporation, rail	30 -35
Manufacturing	10 -20
Construction	7 - 10
Material handling	7 - 10
Natural gas compressors	7 - 10
Transportation, other	7 - 10

4.	Related party transactions:

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

During the three and six month periods ended June 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost reimbursements to General Partner	$47	$135	$94	$262
Equipment and incentive management fees to General Partner	47	48	90	96

	$94	$183	$184	$358

5.	Non-recourse debt:

At June 30, 2007, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by an assignment of lease payments and pledges of assets. At June 30, 2007, the carrying value of the pledged assets was $248 thousand. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2007	$48	$1	$49

	$48	$1	$49

6.	Commitments:

At June 30, 2007, the Partnership had no commitments to purchase lease assets.

7.	Guarantees:

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

As of June 30, 2007, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Distributions declared	$—	$—	$1,560	$1,249
Weighted average number of Units outstanding	12,478,676	12,490,076	12,478,676	12,490,076

Weighted average distributions per Unit	$—	$—	$0.13	$0.10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Capital Resources and Liquidity

In 2007 and 2006, the Partnership’s primary source of cash was operating lease rents and proceeds from sale of lease assets.

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

As of June 30, 2007, the Partnership had cumulatively borrowed $65 million on a non-recourse basis with a remaining unpaid balance of $48 thousand. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not represent cash outflows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

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

At June 30, 2007 the Partnership had no commitments to purchase leased assets.

Cash Flows

The three months ended June 30, 2007 versus the three months ended June 30, 2006

Operating Activities

During the three months ended June 30, 2007 and 2006, the Partnership’s primary source of cash from operations has been rents from operating leases. The Partnership’s cash flows were also impacted by changes in certain operating assets and liabilities. Cash provided by operating activities totaled $198 thousand and $778 thousand for the three months ended June 30, 2007 and 2006, respectively. The decline in cash balances was primarily a result of increased payments made against accounts payable and accrued liabilities and increased levels of accounts receivable offset, in part, by the quarter over quarter difference in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense.

The increase in payments made against accounts payable and accrued liabilities reduced cash flow by $589 thousand and was caused by the timing of inestimable third party vendor invoices. Similarly, cash flow was reduced by $208 thousand as a result of the quarter of quarter increase in accounts receivable. Offsetting these decreases was a $203 thousand increase in cash inflow resulting from the difference in year over year results, adjusted for non-cash items. Operating results increased due to an increase in operating lease revenue combined with a decrease in costs reimbursed to AFS.

Investing Activities

The Partnership has been in the liquidation phase of its lifecycle and has been selling equipment as leases terminate. Accordingly, the main source of cash from investing activities has been proceeds from the sales of lease assets. Proceeds such sales are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, market demand and the condition and uniqueness of the assets subject to sale. Cash provided by investing activities was $168 thousand and $117 thousand for the three months ended June 30, 2007 and 2006, respectively. The increase was due to the quarter over quarter increase in proceeds from sales of lease assets totaling $50 thousand.

Financing Activities

During the three months ended June 30, 2007 and 2006, the Partnership’s sole financing activity was the repayment of its non-recourse debt. Cash used to pay such debt totaled $24 thousand and $21 thousand for the three months ended June 30, 2007 and 2006, respectively.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

Operating Activities

During the six months ended June 30, 2007 and 2006, the Partnership’s primary source of cash from operations has been rents from operating leases. The Partnership’s cash flows were also impacted by changes in certain operating assets and liabilities. Cash provided by operating activities totaled $793 thousand and $999 thousand for the first six months of 2007 and 2006, respectively. The year over year net decrease in cash balances was primarily a result of increased payments made against accounts payable and accrued liabilities partially offset by the year over year difference in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense.

The increase in payments made against accounts payable and accrued liabilities reduced cash flow by $379 thousand and was caused by the timing of inestimable third party vendor invoices. The year over year improvement in operating results, adjusted for non-cash items, increased cash flow by $108 thousand. Operating results increased due to an increase in operating lease revenue combined with a decrease in costs reimbursed to AFS.

Investing Activities

During the six months ended June 30, 2007 and 2006, the main source of cash from investing activities has been proceeds from the sales of lease assets. Cash provided by investing activities was $271 thousand and $213 thousand for the six months ended June 30, 2007 and 2006, respectively. The increase in cash flow was primarily due to a year over year increase in proceeds from sales of lease assets totaling $55 thousand.

Financing Activities

During the six months ended June 30, 2007 and 2006, the Partnership’s financing activities consisted of repaying debt and paying distributions to the General Partner and Limited Partners. Cash used in financing activities totaled $1.6 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash used was mainly due to the $311 thousand increase in distributions paid to Limited Partners in the first quarter of 2007. The distributions were based on available cash net of any short-term payables and reserves as determined by the General Partner.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended June 30, 2007 versus the three months ended June 30, 2006

The Partnership had net income of $190 thousand for the second quarter of 2007 compared to a net loss of $15 thousand for the second quarter of 2006. The results for the second quarter of 2007 reflect increases in both total revenues and operating expenses when compared to the second quarter of 2006.

Revenues

Total revenues were $920 thousand and $678 thousand for the second quarters ended June 30, 2007 and 2006, respectively. The growth in total revenues was primarily a result of increases in operating lease revenue and gains on sales of lease assets.

Operating lease revenue increased by $174 thousand during the second quarter of 2007 when compared to the same period in 2006 on higher rents caused by increased railcar activity. During the second quarter of 2007, the Company recognized a gain of $33 thousand on sales of equipment under operating leases that terminated during the quarter. This compares to a loss of $44 thousand recorded on sales of lease assets during the second quarter of 2006.

Expenses

Total expenses were relatively flat at $730 thousand for the second quarter of 2007, as compared to $693 thousand for the same period in 2006, as increases in expenses such as depreciation and professional fees were mostly offset by declines in costs reimbursed to AFS and railcar maintenance costs.

Depreciation during the second quarter of 2007 increased by $79 thousand when compared to the same period in 2006 due to adjustments made to the recorded residual values of certain railcars under lease renewals. Similarly, professional fees increased by $78 thousand due to additional costs incurred related to the restatements of prior year financials.

Offsetting the above increases were quarter over quarter declines in costs reimbursed to AFS and maintenance expense totaling $88 thousand and $57 thousand, respectively. Costs reimbursed to AFS declined due to a decrease in administrative expenses resulting from a decline in assets under management. Railcar maintenance costs declined due primarily to the timing of required repairs on the Company’s aging railcar portfolio.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

The Partnership had net income of $401 thousand and $296 for the first six months of 2007 and 2006, respectively.

Revenues

Total revenues were $1.9 million and $1.7 million the six month periods ended June 30, 2007 and 2006, respectively. The growth in total revenues was a result of increases in operating lease revenue and gains on sales of lease assets.

Operating lease revenue increased by $103 thousand during the first half of 2007 when compared to the same period in 2006. The increase was primarily due to higher rents resulting from increased railcar activity on lease renewals. The Company recognized a gain of $75 thousand on sales of equipment under operating leases that were terminated during the first half of 2007. This compares to a loss of $2 thousand recognized on lease assets sold during the same period in 2006.

Expenses

Total expenses were $1.5 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. The increase in expenses was primarily due to increases in depreciation, professional fees and railcar maintenance expense offset by declines in costs reimbursed to AFS and provision for doubtful accounts.

Depreciation, railcar maintenance expense and professional fees during the first half of 2007 increased by $122 thousand, $59 thousand and $39 thousand, respectively, when compared to the first half of 2006. The increase in depreciation was a result of adjustments made to recorded residual values to equal values associated with railcars under lease renewals. Railcar maintenance expense increased due to timing of required repairs, while professional fees increased due to costs related to the restatement of prior year financial statements.

The aforementioned increases were offset by year over year decreases in costs reimbursed to AFS and the provision for doubtful accounts totaling $168 thousand and $42 thousand, respectively. Costs reimbursed to AFS declined due to a decrease in administrative expenses resulting from a decline in assets under management. Railcar maintenance costs declined due primarily to the timing of required repairs on the Company’s aging railcar portfolio. The decrease to the provision for doubtful accounts reflects an adjustment made to reduce the reserve as payments were received on delinquent invoices that had been previously reserved.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were ineffective.

The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the timeliness of the financial statement close process were determined to be ineffective and constitute a material weakness in internal control over financial reporting.

Changes in internal control

The General Partner has reviewed the above noted material weakness and believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures described above.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained and the current surge of regulatory reports have been completed, we cannot assure with certainty that these steps will be sufficient.

The General Partner believes that the following corrective actions taken as a whole have addressed, and mitigated, one of the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-QSB as of its fiscal quarter ended March 31, 2007:

•

With regard to identifying and estimating liabilities in the correct periods, the General Partner has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

Except for the preceding items, , no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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