Form 10QSB
period 2007-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2007-11-09
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to ______

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

The number of Limited Partnership Units outstanding as of October 31, 2007 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CASH DISTRIBUTION FUND VI, L.P.

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEET

SEPTEMBER 30, 2007

(In Thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$1,955
Accounts receivable, net of allowance for doubtful accounts of $157	308
Prepaid expenses	169
Investments in equipment and leases, net of accumulated depreciation of $21,402	8,762

Total assets	$11,194

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$38
Lessees and other	304
Non-recourse debt	28
Unearned operating lease income	10

Total liabilities	380

Commitments and contingencies
Partners’ capital:
General Partner	—
Limited Partners	10,814

Total partners’ capital	10,814

Total liabilities and partners’ capital	$11,194

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2007 AND 2006

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Leasing activities:
Operating leases	$887	$853	$2,626	$2,489
Direct financing leases	3	5	11	16
Gain on sales of assets	27	96	102	94
Interest income	19	16	48	44
Other revenue	8	9	23	50

Total revenues	944	979	2,810	2,693

Expenses:
Depreciation of operating lease assets	306	266	964	802
Cost reimbursements to General Partner	48	144	142	406
Railcar maintenance	214	139	483	349
Equipment and incentive management fees to General Partner	48	38	138	134
Interest	1	2	4	9
Taxes on income and franchise fees	1	3	34	59
Other management fees	32	44	101	104
Professional fees	12	79	145	173
Outside services	48	84	160	124
Provision for (reversal of) doubtful accounts	1	—	(41)	—
Other	3	27	49	84

	714	826	2,179	2,244

Net income	$230	$153	$631	$449

Net income:
General Partner	$—	$13	$16	$26
Limited Partners	230	140	615	423

	$230	$153	$631	$449

Net income per Limited Liability Partnership Unit	$0.02	$0.01	$0.05	$0.03
Weighted average number of Units outstanding	12,478,676	12,485,863	12,478,676	12,488,656

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE NINE MONTH PERIOD

ENDED SEPTEMBER 30, 2007

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General
	Units	Amount	Partner	Total
Balance December 31, 2005	12,490,076	$13,580	$—	$13,580
Distributions to Limited Partners ($0.20 per Unit)	—	(2,498)	—	(2,498)
Distributions to General Partner	—	—	(26)	(26)
Rescissions and repurchases of capital contributions	(11,400)	(12)	—	(12)
Net income	—	689	26	715

Balance December 31, 2006	12,478,676	11,759	—	11,759
Distributions to Limited Partners ($0.13 per Unit)	—	(1,560)	—	(1,560)
Distributions to General Partner	—	—	(16)	(16)
Net income	—	615	16	631

Balance September 30, 2007	12,478,676	$10,814	$—	$10,814

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2007 AND 2006

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating activities:
Net income	$230	$153	$631	$449
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	306	266	964	802
Provision for (reversal of) doubtful accounts	1	—	(41)	—
Gain on sales of assets	(27)	(96)	(102)	(94)
Changes in operating assets and liabilities:
Accounts receivable	48	(30)	153	40
Prepaid expenses and other assets	(5)	(48)	28	(10)
Accounts payable and accruals due General Partner	(34)	54	(85)	51
Accounts payable and accruals due lessees and other	(37)	211	(289)	290
Accrued interest payable	—	—	(1)	—
Unearned operating lease income	(9)	(3)	8	(22)

Net cash provided by operating activities	473	507	1,266	1,506

Investing activities:
Proceeds from sales of lease assets	88	233	318	408
Reduction of net investment in direct financing leases	21	20	62	58

Net cash provided by investing activities	109	253	380	466

Financing activities:
Repayments of non-recourse debt	(20)	(21)	(66)	(64)
Rescissions and repurchases of capital contributions	—	(12)	—	(12)
Distributions to Limited Partners	—	(1,249)	(1,560)	(2,498)
Distributions to General Partner	—	(13)	(16)	(26)

Net cash used in financing activities	(20)	(1,295)	(1,642)	(2,600)

Net increase (decrease) in cash and cash equivalents	562	(535)	4	(628)
Cash and cash equivalents at beginning of period	1,393	2,006	1,951	2,099

Cash and cash equivalents at end of period	$1,955	$1,471	$1,955	$1,471

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1	$3	$34	$59

Cash paid during the period for interest	$1	$2	$4	$9

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and partnership matters:

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

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) (120,000 Units) ($1.2 million) and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations. As of September 30, 2007, 12,478,676 Units were issued and outstanding.

The Partnership’s business consists of leasing various types of equipment. Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership. AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership’s invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2004 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

The Partnership is in its liquidation phase as defined in the Limited Partnership Agreement.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

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

Accounts receivable:

Accounts receivable represent the amounts billed under lease contracts which are currently due to the Partnership. Allowances for doubtful accounts are established based on historical charge-off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable are charged off to the allowance on specific identification by AFS. Amounts recovered that were previously written-off are recorded as other income in the period received.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

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

Allowances for losses on direct financing leases are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged-off to the allowance as they are deemed uncollectible.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and therefore, believes that such a concentration of these deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating and direct financing leases.

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

The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. Currently, 100% of the Partnership’s operating revenues are from customers domiciled in North America.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2007, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position and results of operations for the nine months ended September 30, 2007.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases:

The Partnership’s Investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2007
Net investment in operating leases	$9,680	$(194)	$(961)	$8,525
Net investment in direct financing leases	236	(1)	(62)	173
Assets held for sale or lease, net	88	(21)	(3)	64

Total	$10,004	$(216)	$(1,026)	$8,762

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the three and nine month periods ended September 30, 2007 and 2006.

All of the equipment on leases was acquired in the years from 1994 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance September 30, 2007
Transportation, rail	$28,634	$—	$(889)	$27,745
Material handling	1,463	—	(97)	1,366
Other	356	—	(71)	285

	30,453	—	(1,057)	29,396
Less accumulated depreciation	(20,773)	(961)	863	(20,871)

Total	$9,680	$(961)	$(194)	$8,525

Net investment in direct financing leases:

Investment in direct financing leases consists of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of September 30, 2007 (in thousands):

Total minimum lease payments receivable	$25
Estimated residual values of leased equipment (unguaranteed)	151

Investment in direct financing leases	176
Less unearned income	(3)

Net investment in direct financing leases	$173

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases (continued):

At September 30, 2007, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2007	$502	$25	$527
Year ending December 31, 2008	1,748	—	1,748
2009	1,191	—	1,191
2010	1,069	—	1,069
2011	720	—	720

	$5,230	$25	$5,255

The Partnership utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 -35
Material handling	7 - 10
Transportation, other	7 - 10

4.	Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as disposition of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. The Partnership is contingently liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Partnership.

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

During the three and nine month periods ended September 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost reimbursements to General Partner	$48	$144	$142	$406
Equipment and incentive management fees to General Partner	48	38	138	134

	$96	$182	$280	$540

5.	Non-recourse debt:

At September 30, 2007, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 8.37%. The note is secured by an assignment of lease payments and pledges of assets. At September 30, 2007, the carrying value of the pledged assets was $221 thousand. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2007	$28	$—	$28

	$28	$—	$28

6.	Commitments:

At September 30, 2007, the Partnership had no commitments to purchase lease assets.

7.	Guarantees:

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

As of September 30, 2007, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Distributions declared	$—	$1,249	$1,560	$2,498
Weighted average number of Units outstanding	12,478,676	12,485,863	12,478,676	12,488,656

Weighted average distributions per Unit	$—	$0.10	$0.13	$0.20

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Partnership’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward- looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

Business Overview

ATEL Cash Distribution Fund VI, L.P. (the “Partnership”) is a California partnership that was formed in June 1994 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States.

The Partnership conducted a public offering of 12,500,000 Limited Partnership units (“Units”), at a price of $10 per Unit. The offering was terminated in November 1996. During early 1997, the Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, throughout the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Partnership utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Limited Partners to acquire additional equipment.

Pursuant to the guidelines of the Limited Partnership Agreement, the Partnership began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2002.

As of September 30, 2007, the Partnership remained in its liquidation phase and as expected, assets that mature are returned to inventory and most are subsequently sold, resulting in decreasing revenue as earning assets decrease. The Partnership is making distributions on an annual basis.

Capital Resources and Liquidity

In 2007 and 2006, the Partnership’s primary source of cash was operating lease rents and proceeds from sale of lease assets.

The Partnership is in its liquidation phase, therefore, the primary source of cash flows for the Partnership going forward is expected to be from rents from operating leases and proceeds from sales of equipment. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds from asset sales exceed expenses and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from sales of assets.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial and/or subsequent lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

As of September 30, 2007, the Partnership had cumulatively borrowed $65 million on a non-recourse basis with a remaining unpaid balance of $28 thousand. Non-recourse debt payments match the rental income received from the underlying leases and therefore do not impact cash flows for the Partnership. Borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender upon a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

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

At September 30, 2007 the Partnership had no commitments or expectation to purchase leased assets.

Cash Flows

The three months ended September 30, 2007 versus the three months ended September 30, 2006

Operating Activities

During the three months ended September 30, 2007 and 2006, the Partnership’s primary source of cash from operations has been rents from operating leases. The Partnership’s cash flows were also impacted by changes in certain operating assets and liabilities. Net cash provided by operating activities totaled $473 thousand and $507 thousand for the three months ended September 30, 2007 and 2006, respectively. The slight decrease in cash balances was primarily a result of increased payments made against accounts payable and accrued liabilities offset, in part, by the quarter over quarter change in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and increased payments received on accounts receivable.

The increase in payments made against accounts payable and accrued liabilities reduced cash flow by $336 thousand and was primarily caused by the timing of inestimable third party maintenance-related invoices during the comparative periods.

Partly offsetting the above decrease in cash flow was a $187 thousand increase resulting from the quarter over quarter change in operating results, adjusted for non-cash items, and a $78 thousand increase in payments received on accounts receivable. Operating results, adjusted for non-cash items, increased due to an increase in operating lease revenue combined with decreases in costs reimbursed to the General Partner, professional fees and outside services.

Investing Activities

The Partnership has been in the liquidation phase of its lifecycle and has been selling equipment as leases terminate. Accordingly, the main source of cash from investing activities has been proceeds from the sales of lease assets. Proceeds from such sales are not expected to be consistent from one period to another as the sales of lease assets are subject to various factors such as the timing of lease terminations, market demand and the condition and uniqueness of the assets subject to sale. Net cash provided by investing activities was $109 thousand and $253 thousand for the three months ended September 30, 2007 and 2006, respectively. The decrease was due to a decline in proceeds from sales of lease assets resulting from a quarter over quarter decline in lease terminations.

Financing Activities

During the three months ended September 30, 2007, the Partnership’s sole financing activity was the repayment of its non-recourse debt. During the three months ended September 30, 2006, the Partnership also paid distributions to the General Partner and Limited Partners in addition to repaying debt. Net cash used in financing activities totaled $20 thousand and $1.3 million for the three months ended September 30, 2007 and 2006, respectively. The variance represents distributions paid in 2006.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

Operating Activities

During the nine months ended September 30, 2007 and 2006, the Partnership’s primary source of cash from operations has been rents from operating leases. The Partnership’s cash flows were also impacted by changes in certain operating assets and liabilities. Net cash provided by operating activities totaled $1.3 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively. The period over period net decrease in cash balances was primarily a result of increased payments made against accounts payable and accrued liabilities offset, in part, by (1) the period over period change in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and (2) increased payments received on accounts receivable.

The increase in payments made against accounts payable and accrued liabilities reduced cash flow by $715 thousand and was primarily caused by the timing of inestimable third party maintenance-related invoices during the comparative periods. The period over period improvement in operating results, adjusted for non-cash items, increased cash flow by $295 thousand and was primarily due to an increase in operating lease revenue combined with a decrease in costs reimbursed to the General Partner. Similarly, the increased payments received on accounts receivable increased cash flow by $113 thousand during the comparative periods.

Investing Activities

During the nine months ended September 30, 2007 and 2006, the main source of cash from investing activities has been proceeds from the sales of lease assets. Net cash provided by investing activities was $380 thousand and $466 thousand for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash flow was primarily due to a $90 thousand period over period decline in proceeds from sales of lease assets.

Financing Activities

During the nine months ended September 30, 2007 and 2006, the Partnership’s financing activities consisted of repaying debt and paying distributions to the General Partner and Limited Partners. Net cash used in financing activities totaled $1.6 million and $2.6 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash used was mainly due to the $938 thousand decline in distributions paid to Limited Partners during the first nine months of 2007 when compared to the same period in 2006. The distributions were based on available cash net of any short-term payables and reserves as determined by the General Partner.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended September 30, 2007 versus the three months ended September 30, 2006

The Partnership had net income of $230 thousand and $153 thousand for the three months ended September 30, 2007 and 2006, respectively. The results for the third quarter of 2007 reflect decreases in both total revenues and operating expenses when compared to the third quarter of 2006.

Revenues

Total revenues were $944 thousand and $979 thousand for the three months ended September 30, 2007 and 2006, respectively. The decline in total revenues was primarily a result of decreased gain on sales of lease assets offset, in part, by increased operating lease revenue.

Gains on sales of assets decreased by $69 thousand during the three months ended September 30, 2007 when compared to the same period in 2006. The decrease was primarily due to the decline in terminating lease assets, combined with lower market values associated with assets sold during 2007 when compared to assets sold during the same period in 2006.

Partly offsetting the decrease in gain on sales of lease assets was a $34 thousand increase in operating lease revenue, which increased primarily as a result of higher lease rates on lease renewals.

Expenses

Total expenses were $714 thousand and $826 thousand for the three months ended September 30, 2007 and 2006, respectively. The net decrease in expenses was primarily a result of decreases in cost reimbursements to the General Partner, professional fees and outside services expense offset by an increase in maintenance costs.

Costs reimbursed to the General Partner declined by $96 thousand due to decreased administrative expenses resulting from the continued decline in assets under management. Professional fees and outside services expense decreased by $67 thousand and $36 thousand, respectively, largely due to the decline in costs associated with the audit and restatement of the Partnership’s prior year financial statements which was largely completed during the second quarter of 2007. The aforementioned decreases in expense were partially offset by a $75 thousand increase in maintenance costs due primarily to the timing of required repairs on the Partnership’s portfolio of railcars.

All other expenses, including depreciation expense, incentive and other management fees, maintenance costs and other expense, during the third quarter of 2007 were flat compared to the same period in 2006 and netted to a $12 thousand increase in expenses.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

The Partnership had net income of $631 thousand and $449 for the nine months ended September 30, 2007 and 2006, respectively.

Revenues

Total revenues were $2.8 million and $2.7 million for the nine months ended September 30, 2007 and 2006, respectively. The growth in total revenues was primarily a result of a $137 thousand increase in operating lease revenue during the first nine months of 2007 when compared to the same period in 2006 primarily due to higher rents resulting from increased railcar activity on lease renewals.

Expenses

Total expenses decreased by $65 thousand during the nine months ended September 30, 2007 when compared to the same period in 2006. The decrease in expenses was primarily due to declines in cost reimbursements to the General Partner and provision for doubtful accounts offset, in part, by increases in depreciation expense and maintenance costs.

Costs reimbursed to the General Partner and the provision for doubtful accounts decreased by $264 thousand and $41 thousand, respectively. The decrease in costs reimbursed to the General Partner was due to lower administrative expenses resulting from the continued decline in assets under management, while the decrease to the provision for doubtful accounts reflects an adjustment made to reduce the reserve as payments were received on delinquent invoices that had been previously reserved for.

The aforementioned decreases in expense were partially offset by increases of $162 thousand and $134 thousand in depreciation expense and maintenance costs, respectively. Depreciation expense increased as a result of adjustments made to the recorded estimated residual values and the depreciable amount of railcars under extended term lease renewals, while railcar maintenance expense increased due to the timing of required repairs.

The period over period change in all other expenses, including income tax and franchise fees, professional fees, management fees, outside services and other expense, for the nine months ended September 30, 2007 and 2006 netted to a $56 thousand decrease in expenses.

Item 3.   Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures were determined to be effective and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

The General Partner believes that the following corrective actions taken as a whole have addressed, and mitigated, the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-QSB as of its fiscal quarter ended June 30, 2007:

•

With regard to improving the timeliness of financial reporting, the Partnership is current with its regulatory filings since the timely filing of its Form 10-QSB for the quarter ended June 30, 2007 and has in place appropriate documentation requirements, procedures and staff to ensure continued timeliness.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission, and we believe that this corrective step has enabled management to conclude that the internal controls over our financial reporting are effective.

Except for the preceding items, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2007

ATEL CASH DISTRIBUTION FUND VI, L.P.

(Registrant)

By:	ATEL Financial Services LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of General Partner

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant