Form 10KSB
period 2007-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2008-03-21
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.  ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

State issuer’s revenues for the most recent fiscal year: $3.9 million

The number of Limited Partnership Units outstanding as of February 29, 2008 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business disclosure Format (check one):    Yes  ☐    No  ☑

PART I

Item 1.	BUSINESS

General Development of Business

ATEL Cash Distribution Fund VI, L.P., (the “Partnership”) was formed under the laws of the State of California in June 1994. The Partnership was formed for the purpose of engaging in the sale of limited partnership investment units and acquiring equipment to engage in equipment leasing and sales activities primarily in the United States. The Partnership may continue until December 31, 2015. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability company. Prior to converting to a limited liability company structure, the General Partner, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 12,500,000 Limited Partnership units (“Units”), at a price of $10 per Unit. On January 3, 1995, having received the required minimum capital investment, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000, ($125 million) Limited Partnership Units, had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of December 31, 2007, 12,478,676 Units remained issued and outstanding.

The Partnership’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Partnership’s invested capital; (ii) generates regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2002, and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement (“Partnership Agreement”).

The Partnership is now in its liquidation phase and is making distributions on an annual basis.

Narrative Description of Business

The Partnership has acquired various types of equipment, and leased such equipment pursuant to operating leases and “full payout” leases, whereby operating leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and full payout leases recover such cost. Guidelines provided by the offering indicated that no more than 50% of the aggregate purchase price of equipment would represent equipment leased as operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. During early 1997, the Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. As noted above, however, it intended to continue to invest any cash flow in excess of certain amounts required to be distributed to the Limited Partners in additional items of leased equipment through December 31, 2002.

From inception through December 31, 2007, the Partnership had purchased equipment with a total acquisition price of $208.3 million.

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

During 2007 and 2006, certain lessees generated significant portions of the Partnership’s total lease revenues as follows (in thousands):

Lessee	Type of Equipment	2007	2006
Central States Enterprises	Railcars	30%	19%
Interstate Commodities	Railcars	19%	18%
Transamerica Leasing	Containers	18%	20%
Daimler Chrysler Corporation	Material Handling	*	11%

*	Lease revenue was less than 10% of the total.

These percentages are not expected to be comparable between periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term, type of equipment and creditworthiness of the lessee. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Partnership), such as raw material costs to manufacture equipment as well as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

AFS sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period. The business of the Partnership is not seasonal.

The Partnership has no full time employees. AFS’ employees and affiliates provide the services the Partnership requires to effectively operate. The cost of these services is reimbursed by the Partnership to AFS and affiliates per the Partnership Agreement.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2007 and the industries to which the assets have been leased (in thousands).

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$63,752	30.61%
Manufacturing	30,470	14.63%
Material handling	24,044	11.54%
Railcars and locomotives	22,353	10.73%
Containers	21,695	10.42%
Mining	18,557	8.91%
Office automation	13,824	6.64%
Construction	9,259	4.45%
Other *	4,321	2.07%

	$208,275	100.00%

*	Individual lessee industries included in “Other” represent less than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$55,951	26.86%
Electronics and manufacturing	29,031	13.94%
Business services	28,361	13.62%
Mining	24,793	11.90%
Transportation, other	23,217	11.15%
Manufacturing, other	18,922	9.09%
Oil and gas	16,536	7.94%
Communications	5,282	2.54%
Other	6,182	2.96%

	$208,275	100.00%

Through December 31, 2007, the Partnership has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost, Excluding Acquisition Fees	Sales Price	Excess of Rents Over Expenses*
Railcars and locomotives	$39,033	$25,298	$33,929
Manufacturing	36,342	8,151	32,015
Transportation	25,191	5,921	24,769
Construction	24,500	4,354	27,619
Office automation	16,048	1,786	15,559
Material handling	14,150	1,973	14,886
Containers	13,614	3,170	14,861
Mining	7,919	2,064	7,866
Other	3,239	494	2,665

	$180,036	$53,211	$174,169

*	Includes only those expenses directly related to the production of the related rents.

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2007, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

The Partnership adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset day-by-day basis, where these assets are deployed. For further information regarding the Partnership geographic revenues and assets and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

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

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Partnership Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2007, a total of 6,094 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2007. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2007. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2007, the value of the Partnership’s assets, calculated on this basis, was approximately $1.00 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Partnership Agreement.

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

A distribution was paid in January 2007 from cash generated from 2006 operations. The rate of the distribution was $0.13 per Unit. In January 2008, distributions in the amount of $0.15 per Unit were paid from cash generated from 2007 operations.

Distributions were paid in January and July 2006 from cash generated from 2006 and 2005 operations, respectively. The rates were $0.10 per Unit for each of the aforementioned period.

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

Overview

ATEL Cash Distribution Fund VI, L.P. (the “Partnership”) is a California partnership that was formed in June 1994 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability company.

The Partnership conducted a public offering of 12,500,000 Limited Partnership units (“Units”), at a price of $10 per Unit. The offering was terminated in November 1996. During early 1997, the Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, throughout the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Partnership reinvested cash flow in excess of certain amounts required to be distributed to the Limited Partners and/or utilized its credit facilities to acquire additional equipment.

Pursuant to the guidelines of the Limited Partnership Agreement, the Partnership began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2002.

As of December 31, 2007, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to make distributions on an annual basis.

Capital Resources and Liquidity

The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership is its cash flow from a diversified group of lessees for fixed term leases with fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Partnership’s success in re-leasing or selling the equipment as it comes off lease.

Throughout the reinvestment period which ended December 31, 2002, the Partnership reinvested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the partners.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

If inflation in the general economy becomes significant, it may affect the Partnership in as much as the residual (resale) values and rates on re-leases of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

The Partnership’s long-term borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. As of December 31, 2007, the Partnership had repaid all of its outstanding non-recourse debt. The Partnership may borrow up to 50% of aggregate equipment cost. AFS expects that for a liquidation-phase Partnership, such borrowings will be minimal. In any event, the Partnership Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate. The Partnership may only incur additional debt to the extent that the then outstanding balance of all such debt, including the additional debt, does not exceed 50% of the original cost of the lease assets then owned by the Partnership, including any such assets purchased with the proceeds of such additional debt.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. See Item 5, Market for Registrants’ Limited partnership Units and Related Matters, for additional information regarding the distributions.

At December 31, 2007, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

2007 versus 2006

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities decreased by $234 thousand, or 13%, for the year ended December 31, 2007 as compared to 2006. The net decrease in cash flow was primarily attributable to increased payments made against accounts payable and accrued liabilities, and increased levels of accounts receivable offset, in part, by improved net operating results as well as a decline in prepaid expenses.

The year over year net decline in accounts payable and accrued liabilities reduced cash flow by $604 thousand and was primarily attributable to 2006 accruals related to maintenance costs and management fees that were paid in early 2007. Similarly, the net increase in accounts receivable reduced cash flow by $121 thousand and was primarily attributable to a $150 thousand receivable related to a tax refund from the state of Pennsylvania.

The aforementioned decreases in cash flow was partially offset by increases of $300 thousand resulting from the year over year improvement in net operating results and $167 thousand resulting from a decline in prepaid expenses. Operating results improved as a result of a 2% growth in revenues, combined with a 3% decline in expense; while the decline in prepaid expenses was attributable to a reduction in prepaid taxes and insurance invoices.

Investing Activities

Cash provided by investing activities decreased by $77 thousand, or 12%, for the year ended December 31, 2007 as compared to 2006. The net decrease in cash flow was primarily a result of an $83 thousand decrease in proceeds from sales of lease assets. Proceeds from sales of lease assets decreased primarily due to the year over year decline in lease terminations as more assets under leases scheduled for termination were released rather than sold.

Financing Activities

Net cash used in financing activities declined by $953 thousand, or 36%, for the year ended December 31, 2007 as compared to 2006. The net decrease in cash used was primarily due to a $938 thousand year over year decline in distributions paid to Limited Partners. The distributions were based on available cash net of any short-term payables and reserves as determined by the General Partner.

Results of Operations

On January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and lending activities).

As of December 31, 2007, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

Transportation, rail	68%
Transportation, containers	22%

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, capital contributed or number of investors depending upon the nature of the cost incurred.

2007 versus 2006

The Partnership had net income of $876 thousand and $715 for the years ended December 31, 2007 and 2006, respectively, a 23% increase. The results for 2007 reflect an increase in total revenues combined with a decrease in operating expenses when compared to prior year.

Revenues

Total revenues for 2007 increased by $62 thousand, or 2%, as compared to 2006. The growth in total revenues was primarily due to a $149 thousand increase in operating lease revenue offset, in part, by a $61 thousand decline in gains on sales of assets.

The increase in operating lease revenue was attributable to stronger market demand during 2007, as compared to 2006, which resulted in higher lease rates on renewing leases; while the decline in gains on sales of assets was mainly due to the year over year decline in the number of assets sold as more assets under leases scheduled for termination were re-leased rather than sold.

Expenses

Total expenses for 2007 decreased by $99 thousand, or 3%, as compared to 2006. The decrease in expenses was primarily due to declines in cost reimbursements to the General Partner, provision for doubtful accounts and tax expense offset, in part, by increases in depreciation and maintenance expenses.

Costs reimbursed to the General Partner, the provision for doubtful accounts and tax expense decreased by $287 thousand, $87 thousand and $72 thousand, respectively, during 2007 when compared to 2006. The decrease in costs reimbursed to AFS was primarily a result of reduced administrative expenses associated with the continued decline in assets under management; while the decrease to the provision for doubtful accounts reflects an adjustment made to reduce the reserve as payments were received on delinquent invoices that had been previously reserved for. The Partnership’s tax expense declined primarily due to a reduction in the tax base as the Partnership ceased operations in certain locations.

The aforementioned decreases in expenses were partially offset by increases in railcar maintenance and depreciation expenses totaling $230 thousand and $165 thousand, respectively. The increase in railcar maintenance expense was mostly due to the timing of required repairs in 2007 versus 2006, the aging of the Fund’s lease asset portfolio, and the impact of inflation on maintenance costs. Depreciation expense was primarily a result of adjustments made to the estimated residual values and depreciable amount of certain railcars under fixed-term lease renewals during the year.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Partnership does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Partnership as of January 1, 2008. The Partnership does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Partnership will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

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

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 25.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Cash Distribution Fund VI, L.P.

We have audited the accompanying balance sheet of ATEL Cash Distribution Fund VI, L.P. (“Partnership”) as of December 31, 2007, and the related statements of income, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 12, 2008

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEET

DECEMBER 31, 2007

(In Thousands)

ASSETS
Cash and cash equivalents	$2,445
Accounts receivable, net of allowance for doubtful accounts of $157	708
Prepaid expenses	16
Investments in equipment and leases, net of accumulated depreciation of $21,025	8,306

Total assets	$11,475

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$67
Lessees and other	346
Unearned operating lease income	3

Total liabilities	416

Commitments and contingencies
Partners’ capital:
General Partner	—
Limited Partners	11,059

Total partners’ capital	11,059

Total liabilities and partners’ capital	$11,475

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

	2007	2006
Revenues:
Leasing activities:
Operating leases	$3,601	$3,452
Direct financing leases	15	21
Gain on sales of assets	149	210
Interest income	70	64
Other revenue	25	51

Total revenues	3,860	3,798

Expenses:
Depreciation of operating lease assets	1,276	1,111
Cost reimbursements to General Partner	281	568
Railcar maintenance	691	461
Equipment and incentive management fees to General Partner	162	162
Interest expense	4	11
Taxes on income and franchise fees	36	108
Other management fees	133	127
Professional fees	170	211
Outside services	190	169
Provision for (reversal of provision for) doubtful accounts	(41)	46
Other	82	109

	2,984	3,083

Net income	$876	$715

Net income:
General Partner	$16	$26
Limited Partners	860	689

	$876	$715

Net income per Limited Liability Partnership Unit	$0.07	$0.06
Weighted average number of Units outstanding	12,478,676	12,486,141

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

TWO YEARS ENDED DECEMBER 31, 2007

(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2005	12,490,076	$13,580	$—	$13,580
Distributions to Limited Partners ($0.20 per Unit)	—	(2,498)	—	(2,498)
Distributions to General Partner	—	—	(26)	(26)
Rescissions and repurchases of capital contributions	(11,400)	(12)	—	(12)
Net income	—	689	26	715

Balance December 31, 2006	12,478,676	11,759	—	11,759
Distributions to Limited Partners ($0.13 per Unit)	—	(1,560)	—	(1,560)
Distributions to General Partner	—	—	(16)	(16)
Net income	—	860	16	876

Balance December 31, 2007	12,478,676	$11,059	$—	$11,059

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands)

	2007	2006
Operating activities:
Net income	$876	$715
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	1,276	1,111
Provision for (reversal of provision for) doubtful accounts	(41)	46
Gain on sales of assets	(149)	(210)
Changes in operating assets and liabilities:
Accounts receivable	(247)	(126)
Prepaid expenses and other assets	181	14
Accounts payable and accruals due to General Partner	(56)	(50)
Accounts payable and accruals due to lessees and other	(247)	351
Accrued interest payable	(1)	(1)
Unearned operating lease income	1	(23)

Net cash provided by operating activities	1,593	1,827

Investing activities:
Proceeds from sales of lease assets	487	570
Reduction of net investment in direct financing leases	84	78

Net cash provided by investing activities	571	648

Financing activities:
Repayments of non-recourse debt	(94)	(87)
Rescissions and repurchases of capital contributions	—	(12)
Distributions to Limited Partners	(1,560)	(2,498)
Distributions to General Partner	(16)	(26)

Net cash used in by financing activities	(1,670)	(2,623)

Net increase (decrease) in cash and cash equivalents	494	(148)
Cash and cash equivalents at beginning of year	1,951	2,099

Cash and cash equivalents at end of year	$2,445	$1,951

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$35	$108

Cash paid during the year for interest	$4	$11

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of December 31, 2007, 12,478,676 Units were issued and outstanding.

The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation. AFS is a wholly owned subsidiary of ATEL Capital Group.

The Partnership’s business consists of leasing various types of equipment. As of December 31, 2007, the original terms of the leases ranged from one to ten years.

Pursuant to the Limited Partnership Agreement (“Partnership Agreement”), AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 6). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Partnership’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Partnership’s invested capital; (ii) generates regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2002 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Partnership Agreement.

The Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2007, and the related statements of income and changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and therefore, believes that such a concentration of these deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 3 for a description of lessees by industry as of December 31, 2007 and 2006.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct finance lease contracts which are currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable are charged-off on a specific identification basis by AFS. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Segment reporting:

The Partnership adopted the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a Partnership. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Partnership operates in one reportable operating segment in the United States.

The Partnership’s chief operating decision makers are the General Partner’s Chief Executive Officer and its Chief Operating Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

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

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. Interest and penalties on such taxes are considered to be insignificant. For the year ended December 31, 2007 and 2006, income taxes and franchise taxes totaled $36 thousand and $108 thousand, respectively.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements as of December 31, 2007 (in thousands):

2007
Financial statement basis of net assets	$11,059
Tax basis of net assets (unaudited)	16,106

Difference (unaudited)	$(5,047)

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31 (in thousands):

	2007	2006
Net income per financial statements	$876	$715
Tax adjustments (unaudited):
Adjustment to depreciation expense	1,274	1,102
Provision for losses and doubtful accounts	(41)	46
Adjustments to revenues and other items	(76)	632

Net income per federal tax return (unaudited)	$2,033	$2,495

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the year.

Recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Partnership does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Partnership as of January 1, 2008. The Partnership does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Partnership will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

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

As of December 31, 2007, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

Transportation, rail	68%
Transportation, containers	22%

During 2007, three customers comprised 67% of the Partnership’s revenues from leases. During 2006, four customers comprised 68% of the Partnership’s revenues from leases.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Allowance for doubtful accounts:

Activity in the allowance for doubtful accounts consists of the following (in thousands):

Allowance for Doubtful Accounts
Balance January 1, 2006	$152
Provision	46

Balance December 31, 2006	198
Adjustments to provision	(41)

Balance December 31, 2007	$157

5. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2007
Net investment in operating leases	$9,680	$(261)	$(1,273)	$8,146
Net investment in direct financing leases	236	(1)	(84)	151
Assets held for sale or lease, net	88	(76)	(3)	9

Total	$10,004	$(338)	$(1,360)	$8,306

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of these reviews, management determined that no impairment losses existed in either 2007 or 2006. Depreciation expense on property subject to operating leases and property held for lease or sale was $1.3 million and $1.1 million for 2007 and 2006, respectively.

All of the property on leases was acquired from 1995 through 1997.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance December 31, 2007
Transportation, rail	$28,634	$—	$(1,140)	$27,494
Material handling	1,463	—	(97)	1,366
Other	356	—	(71)	285

	30,453	—	(1,308)	29,145
Less accumulated depreciation	(20,773)	(1,273)	1,047	(20,999)

Total	$9,680	$(1,273)	$(261)	$8,146

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

Direct financing leases:

As of December 31, 2007, net investment in direct financing leases totaled $151 thousand and solely consisted of the estimated residual values of loaders/haul trucks and ground support equipment.

At December 31, 2007, the aggregate amounts of future minimum lease payments are as follows (in thousands):

Operating Leases
Year ending December 31, 2008	$2,396
2009	1,838
2010	1,610
2011	1,048
2012	246

$7,138

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Material handling	7 - 10
Transportation, other	7 - 10

6. Related party transactions:

The terms of the Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Incentive management fees are computed as 3.25% of distributions of cash from operations, as defined in the Partnership Agreement. Equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Partnership Agreement.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows during 2007 and 2006 (in thousands):

	2007	2006
Cost reimbursements to General Partner	$281	$568
Equipment and incentive management fees to General Partner	162	162

	$443	$730

7. Commitments:

At December 31, 2007, the Partnership had no commitments to purchase lease assets.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

9. Partners’ capital:

As of December 31, 2007, 12,478,676 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners. The Partnership’s registration statement with the Securities and Exchange Commission became effective November 23, 1994. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners.

As defined in the Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2007 and 2006. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

As defined in the Partnership Agreement, available Cash from Operations and Cash from Sales and Refinancing are to be distributed as follows:

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows (in thousands except Units and per Unit data):

	2007	2006
Distributions declared	$1,560	$2,498
Weighted average number of Units outstanding	12,478,676	12,486,141

Weighted average distributions per Unit	$0.13	$0.20

10. Fair value of financial instruments:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments.” Fair value estimates, methods and assumptions, set forth below for the Partnership’s financial instruments, are made solely to comply with the requirements of Statement No. 107 and should be read in conjunction with the Partnership’s financial statements and related notes.

The Partnership has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

The recorded amounts of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2007 approximate fair value because of the liquidity and short-term maturity of these instruments.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial Officer and Chief Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The internal control process of the General Partner, as is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the Management of the General Partner; and

(2)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as is applicable to the Partnership, as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as is applicable to the Partnership, was effective as of December 31, 2007.

The Partnership is a “non-accelerated filer” for the 2007 fiscal year. Accordingly, the Partnership’s independent registered public accounting firm is not currently required to issue an audit report on the Partnership’s internal control over financial reporting.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as is applicable to the Partnership, during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as is applicable to the Partnership.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services, LLC (“AFS”) is held by ATEL Capital Group (“ACG”), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean L. Cash.

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

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (General Partner)

Dean L. Cash, age 57, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

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

Vasco H. Morais, age 49, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2007.

Code of Ethics

A Code of Ethics that is applicable to the Partnership, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its General Partner, ATEL Financial Services, LLC, or persons acting in such capacity on behalf of the Partnership, is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2007 and 2006 is set forth in Item 7 of this report under the caption “Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

Through December 31, 1996, $11.9 million of such commissions (the maximum allowable) had been paid to AFS or its affiliates. Of that amount, $10.2 million was reallowed to other broker/dealers. None have been paid since 1996, nor will any additional amounts be paid in future periods.

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

Through December 31, 1996, $5.6 million of such fees (the maximum allowable amount) had been paid to AFS or its affiliates. No such fees have been paid subsequent to that date.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership’s equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 3.5% of the gross lease revenues from “operating” leases, as defined, and (ii) 2% of gross lease revenues from “full payout” leases, as defined, which contain net lease provisions. See Note 6 to the Financial Statements included at Part II, Item 7, Financial Statements and Supplementary Data, of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership’s equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, AFS is entitled to receive the Incentive management fee which shall be payable for each fiscal quarter and shall be an amount equal to 1% of cash distributions from operations, sales or refinancing and 3.25% (4% prior to July 1, 1995) of cash distributions from operations to an affiliate of AFS until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Partnership Agreement). Thereafter, the incentive management fee paid to the affiliate of AFS shall be 4% of all distributions of cash from operations, sales or refinancing.

See Note 6 to the Financial Statements included at Part II, Item 7, Financial Statements and Supplementary Data, of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, AFS is entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

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

General Partner’s Interest in Operating Proceeds

As defined in the Partnership Agreement, the Partnership’s Net income, Net losses Distributions and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Part II, Item 7, Financial Statements and Supplementary Data, of this report for the amounts allocated to the General and Limited Partners in 2007 and 2006.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2007, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

At December 31, 2007, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Limited Partnership Units	Dean Cash	Initial Limited Partner Units	0.0002%
	600 California Street, 6th Floor	25 Units ($250)
	San Francisco, CA 94108	(owned by wife)

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7 of this report under the caption “Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions” at Note 6 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description	Reference to Prior Filing or Exhibit Number Attached Hereto
3	Articles of Incorporation Bylaws	3a
4	Instruments defining the rights of security holders, including indentures	3a
14	Code of Ethics	14.1
31	Certification of Dean L. Cash pursuant to Rules 13a-14(a) and 15d-14(a)	31.1
31	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a) and 15d-14(a)	31.2
32	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350	32.1
32	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350	32.2

3a	Agreement of Limited Partnership, included as exhibit B to the Prospectus filed as exhibit 28.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 33-81952), is hereby incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit fees with its principal auditors as follows:

	2007	2006
Audit fees	$38	$37

	$38	$37

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Partnership’s annual financial statements (including activities relating to the evaluation of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act) and the review of the financial statements included in the Partnership’s quarterly reports on Form 10-Q

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf of the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2008

ATEL Cash Distribution Fund VI, L.P. (Registrant)

By:	ATEL Financial Services, LLC,
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash,
President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 12, 2008

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 12, 2008

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.