Form 10-Q
period 2008-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2008-05-13
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Partnership Units outstanding as of April 30, 2008 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(In Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,356	$2,445
Accounts receivable, net of allowance for doubtful accounts of $157 at March 31, 2008 and December 31, 2007	483	708
Prepaid expenses	13	16
Investments in equipment and leases, net of accumulated depreciation of $21,181 at March 31, 2008 and $21,025 at December 31, 2007	7,926	8,306

Total assets	$9,778	$11,475

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$124	$67
Lessees and other	327	346
Unearned operating lease income	14	3

Total liabilities	465	416

Commitments and contingencies
Partners’ capital:
General Partner	-	-
Limited Partners	9,313	11,059

Total partners’ capital	9,313	11,059

Total liabilities and partners’ capital	$9,778	$11,475

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Leasing activities:
Operating leases	$883	$875
Direct financing leases	10	4
Gain on sales of assets	43	42
Interest income	10	14
Other revenue	1	12

Total revenues	947	947

Expenses:
Depreciation of operating lease assets	315	335
Cost reimbursements to General Partner	143	47
Railcar maintenance	153	134
Equipment and incentive management fees to General Partner	43	43
Interest expense	-	2
Taxes on income and franchise fees	-	1
Other management fees	40	31
Professional fees	69	99
Outside services	22	62
Reversal of provision for doubtful accounts	-	(38)
Other	16	20

Total operating expenses	801	736

Net income	$146	$211

Net income:
General Partner	$19	$16
Limited Partners	127	195

	$146	$211

Net income per Limited Liability Partnership Unit	$0.01	$0.02
Weighted average number of Units outstanding	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE THREE MONTHS

ENDED MARCH 31, 2008

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2006	12,478,676	$11,759	$-	$11,759
Distributions to Limited Partners ($0.13 per Unit)	-	(1,560)	-	(1,560)
Distributions to General Partner	-	-	(16)	(16)
Net income	-	860	16	876

Balance December 31, 2007	12,478,676	11,059	-	11,059
Distributions to Limited Partners ($0.15 per Unit)	-	(1,873)	-	(1,873)
Distributions to General Partner	-	-	(19)	(19)
Net income	-	127	19	146

Balance March 31, 2008	12,478,676	$9,313	$-	$9,313

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net income	$146	$211
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	315	335
Amortization of unearned income on direct finance leases	(10)	(4)
Reversal of provision for doubtful accounts	-	(38)
Gain on sales of assets	(43)	(42)
Changes in operating assets and liabilities:
Accounts receivable	225	(1)
Prepaid expenses	3	17
Accounts payable and accruals due General Partner	57	20
Accounts payable and accruals due lessees and other	(19)	93
Accrued interest payable	-	(1)
Unearned operating lease income	11	1

Net cash provided by operating activities	685	591

Investing activities:
Proceeds from sales of lease assets	101	82
Payments received on direct finance leases	17	25

Net cash provided by investing activities	118	107

Financing activities:
Repayments of non-recourse debt	-	(22)
Distributions to Limited Partners	(1,873)	(1,560)
Distributions to General Partner	(19)	(16)

Net cash used in financing activities	(1,892)	(1,598)

Net decrease in cash and cash equivalents	(1,089)	(900)
Cash and cash equivalents at beginning of period	2,445	1,951

Cash and cash equivalents at end of period	$1,356	$1,051

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$-	$1

Cash paid during the period for interest	$-	$2

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and partnership matters:

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of March 31, 2008, 12,478,676 Units were issued and outstanding.

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

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and therefore, believes that the concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

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

Recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Partnership does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Partnership adopted the provisions of SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applied to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

3.	Investment in equipment and leases:

The Partnership’s Investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2008
Net investment in operating leases	$8,146	$(58)	$(314)	$7,774
Net investment in direct financing leases	151	-	(7)	144
Assets held for sale or lease, net	9	-	(1)	8

Total	$8,306	$(58)	$(322)	$7,926

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the three months ended March 31, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $315 thousand and $335 thousand for the three months ended March 31, 2008 and 2007, respectively.

All of the equipment on leases was acquired in the years from 1994 through 1997.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases (continued):

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance March 31, 2008
Transportation, rail	$27,494	$-	$(252)	$27,242
Material handling	1,366	-	35	1,401
Other	285	-	-	285

	29,145	-	(217)	28,928
Less accumulated depreciation	(20,999)	(314)	159	(21,154)

Total	$8,146	$(314)	$(58)	$7,774

Net investment in direct financing leases:

Investment in direct financing leases consists of various transportation and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of March 31, 2008 (in thousands):

	March 31, 2008	December 31, 2007
Total minimum lease payments receivable	$190	$-
Estimated residual values of leased equipment (unguaranteed)	21	151

Investment in direct financing leases	211	151
Less unearned income	(67)	-

Net investment in direct financing leases	$144	$151

At March 31, 2008, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2008	$1,736	$52	$1,788
Year ending December 31, 2009	1,754	69	1,823
2010	1,447	69	1,516
2011	1,048	-	1,048
2012	246	-	246

	$6,231	$190	$6,421

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

During the three month periods ended March 31, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost reimbursements to General Partner	$143	$47
Equipment and incentive management fees to General Partner	43	43

	$186	$90

5.	Commitments:

At March 31, 2008, the Partnership had no commitments to purchase lease assets.

6.	Guarantees:

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

6.	Guarantees (continued):

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

7.	Partners’ Capital:

As of March 31, 2008, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Limited Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2008 and 2007. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended March 31,
	2008	2007
Distributions declared	$1,873	$1,560
Weighted average number of Units outstanding	12,478,676	12,478,676

Weighted average distributions per Unit	$0.15	$0.13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Partnership’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

As of March 31, 2008, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to make distributions on an annual basis.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. At March 31, 2008, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

The three months ended March 31, 2008 versus the three months ended March 31, 2007

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities increased by $94 thousand, or 16%, for the first quarter of 2008 as compared to the first quarter of 2007. The net improvement in cash flow was primarily attributable to an increase of $226 thousand resulting from increased payments received on accounts receivable. This increase was partially offset by decreases of $75 thousand and $54 thousand resulting from increased payments made against accounts payable and accrued liabilities, and the period over period decline in operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, respectively.

The increase in payments received on accounts receivable was mainly due to the receipt of a $150 thousand tax refund from the state of Pennsylvania during the first quarter of 2008. The period over period net decline in accounts payable and accrued liabilities was primarily attributable to 2007 accruals related to maintenance costs and management fees that were paid in the first quarter of 2008; and, the period over period decline in operating results, as adjusted for non-cash items, was primarily a result of increased operating expenses.

Investing Activities

Cash provided by investing activities increased by $11 thousand, or 10%, for the first quarter of 2008 as compared to first quarter of 2007. The net improvement in cash flow was comprised of a $19 thousand increase in proceeds from sales of lease assets offset by an $8 thousand decline in principal payments received on the Partnership’s investment in direct financing leases.

The increase in proceeds from sales of lease assets was mainly due to stronger market demand for the types of assets sold during the first quarter of 2008, as compared to the first quarter of 2007; while the reduced principal payments received on the Partnership’s investment in direct financing leases was primarily due to run-off and dispositions of direct finance lease assets.

Financing Activities

Net cash used in financing activities increased by $294 thousand, or 18%, for the first quarter of 2008 as compared to the first quarter of 2007. The net increase in cash used was primarily due to a $313 thousand period over period increase in distributions paid to Limited Partners. The distributions were based on available cash net of any short-term payables and reserves as determined by the General Partner.

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

The three months ended March 31, 2008 versus the three months ended March 31, 2007

The Partnership had net income of $146 thousand and $211 thousand for the first quarters of 2008 and 2007, respectively, a 31% decrease. The results for the first quarter of 2008 reflects an increase in operating expenses when compared to the first quarter of 2007.

Revenues

Total revenue was unchanged at $947 thousand for each of the first quarter of 2008 and 2007. At a detailed level, revenues from operating leases and direct finance leases slightly increased during the first quarter of 2008, when compared to the first quarter of 2007; however, the increases were mostly offset by a decline in other revenue.

The period over period increase in revenue from operating leases was $8 thousand and was largely attributable to stronger market demand during the first quarter of 2008, as compared to the first quarter of 2007, which resulted in higher lease rates on renewing leases. Revenue from direct finance leases increased by $6 thousand, or 150%, primarily as a result of a term extension for an existing direct finance lease.

Mostly offsetting the aforementioned increases in revenue was an $11 thousand, or 92%, decline in other revenue. The drop in other revenue represents a period over period decrease in maintenance costs associated with returned equipment that were billed back to certain lessees. Lessee reimbursement of such maintenance costs are recorded as other revenue.

Expenses

Total expenses for the first quarter of 2008 increased by $65 thousand, or 9%, as compared to the first quarter of 2007. The net increase was primarily due to increases of $96 thousand and $38 thousand in costs reimbursed to the General Partner and the provision for doubtful accounts, respectively, partially offset by decreases of $40 thousand and $30 thousand in outside services expense and professional fees, respectively.

The increase in costs reimbursed to AFS was primarily a result of a fine-tuning of cost allocation methodologies employed by the General Partner, intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary. The period over period increase in the provision for doubtful accounts reflects a first quarter of 2007 adjustment to reduce the reserve. There was no adjustment to the reserve during the first quarter of 2008.

Outside services expense and professional fees decreased primarily due to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were largely completed during the second quarter of 2007.

Item 4.	Controls and procedures.

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

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as is applicable to the Partnership, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as is applicable to the Partnership, during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as is applicable to the Partnership.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership’s financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008

ATEL CASH DISTRIBUTION FUND VI, L.P. (Registrant)

By:	ATEL Financial Services LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer
of ATEL Financial Services, LLC (General Partner)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)

By:	/s/ Samuel Schussler
Samuel Schussler
Vice President and Chief Accounting Officer of
ATEL Financial Services, LLC (General Partner)