Form 10-Q
period 2008-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2008-08-07
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

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

The number of Limited Partnership Units outstanding as of July 31, 2008 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,925	$2,445
Accounts receivable, net of allowance for doubtful accounts of $156 at June 30, 2008 and $157 at December 31, 2007	339	708
Prepaid expenses	—	16
Investments in equipment and leases, net of accumulated depreciation of $21,383 at June 30, 2008 and $21,025 at December 31, 2007	7,537	8,306

Total assets	$9,801	$11,475

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$60	$67
Lessees and other	304	346
Unearned operating lease income	7	3

Total liabilities	371	416

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	9,430	11,059

Total Partners’ capital	9,430	11,059

Total liabilities and Partners’ capital	$9,801	$11,475

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Leasing activities:
Operating leases	$893	$864	$1,776	$1,739
Direct financing leases	10	4	20	8
Gain on sales of assets	39	33	82	75
Interest income	7	15	17	29
Other revenue	—	4	1	15

Total revenues	949	920	1,896	1,866
Expenses:
Depreciation of operating lease assets	338	323	653	658
Cost reimbursements to General Partner	132	47	275	94
Railcar maintenance	158	135	311	269
Equipment and incentive management fees to General Partner	39	47	82	90
Interest expense	—	1	—	3
Taxes on income and franchise fees	1	32	1	33
Other management fees	32	38	72	69
Professional fees	32	34	101	133
Outside services	27	50	49	112
Reversal of provision for doubtful accounts	(1)	(4)	(1)	(42)
Other	74	27	90	46

Total expenses	832	730	1,633	1,465

Net income	$117	$190	$263	$401

Net income
General Partner	$—	$—	$19	$16
Limited Partners	117	190	244	385

	$117	$190	$263	$401

Net income per Limited Liability Partnership Unit	$0.01	$0.02	$0.02	$0.03
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE SIX MONTHS

ENDED JUNE 30, 2008

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2006	12,478,676	$11,759	$—	$11,759
Distributions to Limited Partners ($0.13 per Unit)	—	(1,560)	—	(1,560)
Distributions to General Partner	—	—	(16)	(16)
Net income	—	860	16	876

Balance December 31, 2007	12,478,676	11,059	—	11,059
Distributions to Limited Partners ($0.15 per Unit)	—	(1,873)	—	(1,873)
Distributions to General Partner	—	—	(19)	(19)
Net income	—	244	19	263

Balance June 30, 2008	12,478,676	$9,430	$—	$9,430

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating activities:
Net income	$117	$190	$263	$401
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	338	323	653	658
Amortization of unearned income on direct finance leases	(10)	(4)	(20)	(8)
Reversal of provision for doubtful accounts	(1)	(4)	(1)	(42)
Gain on sales of assets	(39)	(33)	(82)	(75)
Changes in operating assets and liabilities:
Accounts receivable	145	106	370	105
Prepaid expenses	13	16	16	33
Accounts payable and accruals due General Partner	(64)	(71)	(7)	(51)
Accounts payable and accruals due lessees and other	(23)	(345)	(42)	(252)
Accrued interest payable	—	—	—	(1)
Unearned operating lease income	(7)	16	4	17

Net cash provided by operating activities	469	194	1,154	785

Investing activities:
Proceeds from sales of lease assets	82	148	183	230
Payments received on direct finance leases	18	24	35	49

Net cash provided by investing activities	100	172	218	279

Financing activities:
Repayments of non-recourse debt	—	(24)	—	(46)
Distributions to Limited Partners	—	—	(1,873)	(1,560)
Distributions to General Partner	—	—	(19)	(16)

Net cash used in financing activities	—	(24)	(1,892)	(1,622)

Net increase (decrease) in cash and cash equivalents	569	342	(520)	(558)
Cash and cash equivalents at beginning of period	1,356	1,051	2,445	1,951

Cash and cash equivalents at end of period	$1,925	$1,393	$1,925	$1,393

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$16	$32	$16	$33

Cash paid during the year for interest	$—	$1	$—	$4

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and partnership matters:

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of June 30 2008, 12,478,676 Units were issued and outstanding.

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

As of June 30, 2008, the Partnership remains in the liquidation phase of its life cycle, as defined in the Partnership Agreement, and is generally making distributions on an annual basis or at the discretion of the General Partner.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

Segment reporting:

The Partnership adopted the provisions of Statement of Financial Accounting Standards (‘SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a Partnership. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Partnership operates in one reportable operating segment in the United States.

The Partnership’s principal decision makers are the General Partner’s Chief Executive Officer and its Chief Operating Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

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

3.	Investment in equipment and leases:

The Partnership’s Investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2008
Net investment in operating leases	$8,146	$(100)	$(652)	$7,394
Net investment in direct financing leases	151	—	(15)	136
Assets held for sale or lease, net	9	(1)	(1)	7

Total	$8,306	$(101)	$(668)	$7,537

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the three and six months ended June 30, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $338 thousand and $323 thousand for the respective three months ended June 30, 2008 and 2007, and $653 thousand and $658 thousand for the respective six months ended June 30, 2008 and 2007.

All of the equipment on leases was acquired in the years from 1995 through 1997.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases (continued):

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance June 30, 2008
Transportation, rail	$27,494	$—	$(395)	$27,099
Material handling	1,366	—	—	1,366
Other	285	—	—	285

	29,145	—	(395)	28,750
Less accumulated depreciation	(20,999)	(652)	295	(21,356)

Total	$8,146	$(652)	$(100)	$7,394

Net investment in direct financing leases:

Investment in direct financing leases consists of various transportation and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2008 (in thousands):

	June 30, 2008	December 31, 2007
Total minimum lease payments receivable	$173	$—
Estimated residual values of leased equipment (unguaranteed)	21	151

Investment in direct financing leases	194	151
Less unearned income	(58)	—

Net investment in direct financing leases	$136	$151

At June 30, 2008, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2008	$1,085	$35	$1,120
Year ending December 31, 2009	1,759	69	1,828
2010	1,451	69	1,520
2011	1,048	—	1,048
2012	245	—	245

	$5,588	$173	$5,761

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

During the three and six month periods ended June 30, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost reimbursements to General Partner	$132	$47	$275	$94
Equipment and incentive management fees to General Partner	39	47	82	90

	$171	$94	$357	$184

5.	Guarantees:

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

5.	Guarantees (continued):

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

6.	Partners’ Capital:

As of June 30, 2008, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows (in thousands, except for Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Distributions declared	$—	$—	$1,873	$1,560
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

Weighted average distributions per Unit	$—	$—	$0.15	$0.13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 30, 2008, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Capital Resources and Liquidity

The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been cash flow from a diversified group of lessees for fixed term leases with fixed rental amounts. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off rental.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. At June 30, 2008, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

The three months ended June 30, 2008 versus the three months ended June 30, 2007

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities increased by $275 thousand, or 142%, for the second quarter of 2008 as compared to the second quarter of 2007. The net improvement in cash flow was primarily attributable to a $329 thousand decrease in payments made against accounts payable and accrued liabilities offset, in part, by a $67 thousand decline in operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense.

Payments made against accounts payable and accrued liabilities declined as the second quarter 2007 activity reflects the payment of prior period invoices from a third party railcar manager. The period over period decline in operating results, as adjusted for non-cash items, was primarily a result of increased operating expenses.

Investing Activities

Cash provided by investing activities decreased by $72 thousand for the second quarter of 2008 as compared to the second quarter of 2007. The net decline in cash flow was comprised of a $66 thousand decrease in proceeds from sales of lease assets and a $6 thousand decline in payments received on the Partnership’s investment in direct financing leases.

The reduction in proceeds from sales of lease assets was mainly due to the period over period decrease in sales of terminating lease assets, as more assets under leases scheduled for termination were re-leased rather than sold; and the reduced payments received on the Partnership’s investment in direct financing leases was primarily due to run-off and dispositions of direct finance lease assets.

Financing Activities

The Partnership had no financing activity that impacted cash flow during the three months ended June 30, 2008. During the three months ended June 30, 2007, the Partnership’s sole financing activity was the repayment of its non-recourse debt. Cash used to pay such debt totaled $24 thousand.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

Operating Activities

Cash provided by operating activities increased by $369 thousand, or 47%, for the first six months of 2008 as compared to the same period in 2007. The net improvement in cash flow was primarily attributable to a $265 thousand increase in collections of accounts receivable combined with a $254 thousand decrease in payments made against accounts payable and accrued liabilities offset, in part, by a $121 thousand decline in operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense.

The increase in payments received on accounts receivable was mainly due to the receipt of a $150 thousand tax refund from the state of Pennsylvania during the first quarter of 2008.

Payments made against accounts payable and accrued liabilities declined as the second quarter 2007 activity reflects the payment of prior period invoices from a third party railcar manager. The second quarter decline in payments was partially offset by incremental activity noted in the first quarter of 2008 attributable to payment of 2007 year-end accruals related to maintenance costs and management fees.

The period over period decline in operating results, as adjusted for non-cash items, was primarily a result of increased operating expenses.

Investing Activities

Cash provided by investing activities decreased by $61 thousand for the first six months of 2008 as compared to the same period in 2007. The net decline in cash flow was comprised of a $47 thousand decrease in proceeds from sales of lease assets and a $14 thousand decline in principal payments received on the Partnership’s investment in direct financing leases.

Proceeds from sales of lease assets declined primarily due to reduced sales activity during the second quarter which more than offset the increase in year over year proceeds from sales noted in the first quarter of 2008. Period over period sales activity declined as more assets under leases scheduled for termination were re-leased rather than sold. The reduced principal payments received on the Partnership’s investment in direct financing leases was primarily due to run-off and dispositions of direct finance lease assets.

Financing Activities

Net cash used in financing activities increased by $270 thousand, or 17%, for the first six months of 2008 as compared to the same period in 2007. The net increase in cash used was primarily due to a $313 thousand period over period increase in distributions paid to Limited Partners. The distributions were based on available cash net of any short-term payables and reserves as determined by the General Partner.

Results of Operations

The three months ended June 30, 2008 versus the three months ended June 30, 2007

The Partnership had net income of $117 thousand and $190 thousand for the second quarters of 2008 and 2007, respectively. The results for the second quarter of 2008 reflect net increases in total revenues and operating expenses when compared to the second quarter of 2007.

Revenues

Total revenues for the second quarter of 2008 increased by $29 thousand, or 3%, as compared to the second quarter of 2007. The increase was primarily a result of increases in revenues from operating leases and direct finance leases totaling $29 thousand and $6 thousand, respectively, offset, in part, by a decline in interest income.

The period over period increase in revenue from operating leases was largely attributable to stronger market demand which resulted in higher lease rates on renewing leases. Revenue from direct finance leases increased primarily as a result of a term extension for an existing direct finance lease.

Partially offsetting the aforementioned increases in revenue was a decline in interest income earned on the Partnership’s cash deposits as a result of the lower interest rate environment.

Expenses

Total expenses for the second quarter of 2008 increased by $102 thousand, or 14%, as compared to the second quarter of 2007. The net increase in expenses was primarily due to an $85 thousand rise in costs reimbursed to the General Partner, a $47 thousand increase in other expense and a $23 increase in railcar maintenance costs offset, in part, by decreases in income and franchise tax payments and accruals, and outside services expense of $31 thousand and $23 thousand, respectively.

The increase in costs reimbursed to AFS was primarily a result of a refinement of cost allocation methodologies by the General Partner, intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary. Other expense increased mainly due to a property tax assessment absorbed by the Partnership offset, in part, by a decline in allocated insurance costs; and railcar maintenance expense increased mostly due to the timing of repairs required during the second quarter of 2008 versus the second quarter of 2007, the aging of the Fund’s lease asset portfolio, and the impact of inflation on maintenance costs.

Partially offsetting the above increases were decreases in income taxes and franchise fees and outside services expense. The decline in tax expense represents lower estimated state franchise and income taxes resulting from the drop in the Partnership’s net earnings. Outside services expense decreased primarily due to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were largely completed during the second quarter of 2007.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

The Partnership had net income of $263 thousand and $401 thousand for the first six months of 2008 and 2007, respectively. The results for the first half of 2008 reflect net increases in total revenues and operating expenses when compared to the same period of 2007.

Revenues

Total revenues for the first six months of 2008 increased by $30 thousand, or 2%, as compared to the same period of 2007. The increase was primarily a result of increases in revenues from operating leases and direct finance leases totaling $37 thousand and $12 thousand, respectively, offset, in part, by decreases in other revenue and interest income totaling $14 thousand and $12 thousand, respectively.

The increase in revenue from operating leases was largely attributable to stronger market demand during the first half 2008, when compared to the same period in 2007, which resulted in higher lease rates on renewing leases. Revenue from direct finance leases increased primarily as a result of a term extension for an existing direct finance lease.

Partially offsetting the aforementioned increases in revenue were decreases in other revenue and interest income. The drop in other revenue represents a period over period decrease in maintenance costs associated with returned equipment that were billed back to certain lessees. Lessee reimbursement of such maintenance costs are recorded as other revenue. The decline in interest income earned on the Partnership’s cash deposits was a result of the current lower interest rate environment when compared to prior year.

Expenses

Total expenses for the first half of 2008 increased by $168 thousand, or 11%, as compared to the first half of 2007. The net increase in expenses was primarily due to increases in costs reimbursed to the General Partner, other expense, railcar maintenance costs and provision for doubtful accounts totaling $181 thousand, $44 thousand, $42 thousand and $41 thousand, respectively. These increases were partially offset by a combined decrease in outside services expense and professional fees totaling $95 thousand and a drop in income and franchise tax payments and accruals totaling $32 thousand.

The increase in costs reimbursed to AFS was primarily a result of a refinement of cost allocation methodologies by the General Partner, intended to ensure that Fund management costs are allocated appropriately. Other expense increased mainly due to a property tax assessment absorbed by the Partnership partially offset by a decline in allocated insurance costs. Railcar maintenance expense increased mostly due to the timing of repairs required during the first half of 2008 versus the same period of 2007, the aging of the Fund’s lease asset portfolio, and the impact of inflation on maintenance costs; and the period over period increase in the provision for doubtful accounts reflects an adjustment made to reduce the reserve during the first quarter of 2007.

Partially offsetting the aforementioned increases in expense was a decline in outside services and professional fees, primarily due to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were largely completed during the second quarter of 2007. In addition, income and franchise tax expense declined due to lower estimated state income and franchise taxes resulting from the drop in the Partnership’s net earnings.

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

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as it is applicable to the Partnership, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership’s financial position or results of operations. No material legal proceedings are currently pending against the Partnership or its assets.

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

Date: August 6, 2008

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