Form 10-Q
period 2008-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2008-11-13
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Partnership Units outstanding as of October 31, 2008 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$2,442	$2,445
Accounts receivable, net of allowance for doubtful accounts of $154 at September 30, 2008 and $157 at December 31, 2007	291	708
Prepaid expenses	8	16
Investments in equipment and leases, net of accumulated depreciation of $21,507 at September 30, 2008 and $21,025 at December 31, 2007	7,221	8,306

Total assets	$9,962	$11,475

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$50	$67
Lessees and other	327	346
Unearned operating lease income	14	3

Total liabilities	391	416

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	9,571	11,059

Total partners’ capital	9,571	11,059

Total liabilities and partners’ capital	$9,962	$11,475

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Leasing activities:
Operating leases	$738	$887	$2,514	$2,626
Direct financing leases	9	3	29	11
Gain on sales of assets	39	27	121	102
Interest income	7	19	24	48
Other revenue	1	8	2	23

Total revenues	794	944	2,690	2,810
Expenses:
Depreciation of operating lease assets	259	306	912	964
Cost reimbursements to General Partner	134	48	409	142
Railcar maintenance	152	214	463	483
Equipment and incentive management fees to General Partner	43	48	125	138
Interest	—	1	—	4
Taxes on income and franchise fees	4	1	5	34
Other management fees	30	32	102	101
Professional fees	3	12	104	145
Outside services	22	48	71	160
(Reversal of) provision for doubtful accounts	(3)	1	(4)	(41)
Other	9	3	99	49

	653	714	2,286	2,179

Net income	$141	$230	$404	$631

Net income:
General Partner	$—	$—	$19	$16
Limited Partners	141	230	385	615

	$141	$230	$404	$631

Net income per Limited Liability Partnership Unit	$0.01	$0.02	$0.03	$0.05
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2008

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2006	12,478,676	$11,759	$—	$11,759
Distributions to Limited Partners ($0.13 per Unit)	—	(1,560)	—	(1,560)
Distributions to General Partner	—	—	(16)	(16)
Net income	—	860	16	876

Balance December 31, 2007	12,478,676	11,059	—	11,059
Distributions to Limited Partners ($0.15 per Unit)	—	(1,873)	—	(1,873)
Distributions to General Partner	—	—	(19)	(19)
Net income	—	385	19	404

Balance September 30, 2008	12,478,676	$9,571	$—	$9,571

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating activities:
Net income	$141	$230	$404	$631
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	259	306	912	964
Amortization of unearned income on direct finance leases	(9)	(3)	(29)	(11)
(Reversal of) provision for doubtful accounts	(3)	1	(4)	(41)
Gain on sales of assets	(39)	(27)	(121)	(102)
Changes in operating assets and liabilities:
Accounts receivable	51	48	421	153
Prepaid expenses and other assets	(8)	(5)	8	28
Accounts payable and accruals due General Partner	(10)	(34)	(17)	(85)
Accounts payable and accruals due lessees and other	23	(37)	(19)	(289)
Accrued interest payable	—	—	—	(1)
Unearned operating lease income	7	(9)	11	8

Net cash provided by operating activities	412	470	1,566	1,255

Investing activities:
Proceeds from sales of lease assets	88	88	271	318
Payments received on direct finance leases	17	24	52	73

Net cash provided by investing activities	105	112	323	391

Financing activities:
Repayments of non-recourse debt	—	(20)	—	(66)
Distributions to Limited Partners	—	—	(1,873)	(1,560)
Distributions to General Partner	—	—	(19)	(16)

Net cash used in financing activities	—	(20)	(1,892)	(1,642)

Net increase (decrease) in cash and cash equivalents	517	562	(3)	4
Cash and cash equivalents at beginning of period	1,925	1,393	2,445	1,951

Cash and cash equivalents at end of period	$2,442	$1,955	$2,442	$1,955

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$1	$16	$34

Cash paid during the period for interest	$—	$1	$—	$4

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and partnership matters:

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of September 30 2008, 12,478,676 Units were issued and outstanding.

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

As of September 30, 2008, the Partnership remains in the liquidation phase of its life cycle, as defined in the Partnership Agreement, and is generally making distributions on an annual basis or at the discretion of the General Partner.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in creditworthy, high quality financial institutions so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

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

The Partnership’s principal decision makers are the General Partner’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

However, certain of the Partnership’s lessee customers may have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset, day-by-day basis, where these assets are deployed.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows. The Partnership is in the process of evaluating the impact of the deferred provisions of SFAS 157.

3.	Investment in equipment and leases:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2008
Net investment in operating leases	$8,146	$(150)	$(910)	$7,086
Net investment in direct financing leases	151	—	(23)	128
Assets held for sale or lease, net	9	—	(2)	7

Total	$8,306	$(150)	$(935)	$7,221

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the three and nine months ended September 30, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $259 thousand and $306 thousand for the respective three months ended September 30, 2008 and 2007, and $912 thousand and $964 thousand for the respective nine months ended September 30, 2008 and 2007.

All of the equipment on leases was acquired in the years from 1995 through 1997.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases (continued):

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance September 30, 2008
Transportation, rail	$27,494	$—	$(580)	$26,914
Material handling	1,366	—	—	1,366
Other	285	—	—	285

	29,145	—	(580)	28,565
Less accumulated depreciation	(20,999)	(910)	430	(21,479)

Total	$8,146	$(910)	$(150)	$7,086

The average estimated residual value for assets on operating leases was 18% of the assets’ original cost at September 30, 2008 and December 31, 2007.

Net investment in direct financing leases:

Investment in direct financing leases consists of various transportation and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of September 30, 2008 (in thousands):

	September 30, 2008	December 31, 2007
Total minimum lease payments receivable	$156	$—
Estimated residual values of leased equipment (unguaranteed)	21	151

Investment in direct financing leases	177	151
Less unearned income	(49)	—

Net investment in direct financing leases	$128	$151

At September 30, 2008, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2008	$506	$18	$524
Year ending December 31, 2009	1,759	69	1,828
2010	1,451	69	1,520
2011	1,048	—	1,048
2012	246	—	246

	$5,010	$156	$5,166

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services; equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Incentive management fees are computed as 4% of distributions of cash from operations, as defined in the Partnership Agreement. Equipment management fees are computed as 5% of gross revenues from operating leases, as defined in the Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Partnership Agreement.

During the three and nine month periods ended September 30, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost reimbursements to General Partner	$134	$48	$409	$142
Equipment and incentive management fees to General Partner	43	48	125	138

	$177	$96	$534	$280

5.	Guarantees:

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

As of September 30, 2008, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

As defined in the Limited Partnership Agreement, available Cash from Operations and Cash from Sales and Refinancing are to be distributed as follows:

Cash from Operations

Cash from Operations is distributed 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

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

As of September 30, 2008, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Capital Resources and Liquidity

The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from leasing activities. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off rental.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. At September 30, 2008, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

The three months ended September 30, 2008 versus the three months ended September 30, 2007

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities decreased by $58 thousand, or 12%, for the third quarter of 2008 as compared to the third quarter of 2007. The net reduction in cash flow was primarily attributable to a $158 thousand decrease in operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense offset, in part, by an $84 thousand decline in payments made against accounts payable and accrued liabilities.

The period over period decline in operating results, as adjusted for non-cash items, was primarily a result of decreased revenues from operating leases. Payments made against accounts payable and accrued liabilities declined as the third quarter 2007 activity reflects the payment of prior period invoices from a third party railcar manager.

Investing Activities

Cash provided by investing activities decreased by $7 thousand for the third quarter of 2008 as compared to the third quarter of 2007. The net decline in cash flow was a result of reduced payments received on the Partnership’s investment in direct financing leases primarily due to run-off and dispositions of the Partnership’s direct finance lease assets.

Financing Activities

The Partnership had no financing activity that impacted cash flow during the three months ended September 30, 2008. During the three months ended September 30, 2007, the Partnership’s sole financing activity was the repayment of its non-recourse debt. Cash used to pay such debt totaled $20 thousand.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

Operating Activities

Cash provided by operating activities increased by $311 thousand, or 25%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The net improvement in cash flow was largely attributable to a $338 thousand decline in payments made against accounts payable and accrued liabilities and a $268 thousand increase in collections of accounts receivable offset, in part, by a $279 thousand decline in operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense.

Payments made against accounts payable and accrued liabilities declined as the activity during the first nine months of 2007 reflects the payment of prior period invoices from a third party railcar manager; and the increase in payments received on accounts receivable was mainly due to the receipt of a $150 thousand tax refund from the state of Pennsylvania during the first quarter of 2008 and the collection of aged receivables during the first nine months of 2008.

Partially offsetting the above increases in cash flow was a decrease resulting from the period over period decline in operating results, as adjusted for non-cash items, due primarily to decreased operating lease revenues.

Investing Activities

Cash provided by investing activities decreased by $68 thousand for the nine months ended September 30, 2008 as compared to the same period in 2007. The net decline in cash flow was comprised of a $47 thousand decrease in proceeds from sales of lease assets and a $21 thousand decline in principal payments received on the Partnership’s investment in direct financing leases.

Proceeds from sales of lease assets decreased primarily due to reduced sales activity during the nine months ended September 30, 2008 as compared to the same period in 2007. Sales activity declined as more assets under leases scheduled for termination were re-leased rather than sold. The reduced principal payments received on the Partnership’s investment in direct financing leases was primarily due to run-off and dispositions of direct finance lease assets.

Financing Activities

Net cash used in financing activities increased by $250 thousand, or 15%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The net increase in cash used was primarily due to a $313 thousand period over period increase in distributions paid to Limited Partners. The distributions were based on available cash net of any short-term payables and reserves as determined by the General Partner.

Results of Operations

The three months ended September30, 2008 versus the three months ended September 30, 2007

The Partnership had net income of $141 thousand and $230 thousand for the third quarters of 2008 and 2007, respectively. The results for the third quarter of 2008 reflect net decreases in total revenues and operating expenses when compared to the third quarter of 2007.

Revenues

Total revenues for the third quarter of 2008 decreased by $150 thousand, or 16%, as compared to the third quarter of 2007. The decrease was primarily a result of a $149 thousand drop in revenues from operating leases, which declined mainly due to run-off and disposition of lease assets.

Expenses

Total expenses for the third quarter of 2008 decreased by $61 thousand, or 9%, as compared to the third quarter of 2007. The net decline in expenses was primarily due to decreases in railcar maintenance, depreciation expense and outside services expense totaling $62 thousand, $47 thousand and $26 thousand, respectively. These decreases were partially offset by an $86 thousand increase in costs reimbursed to the General Partner.

The decrease in railcar maintenance expense was primarily due to the timing of required repairs during the third quarter of 2008 compared to third quarter of 2007, as well as the continued run-off of the Partnership’s railcar portfolio. Similarly, the decrease in depreciation expense was largely due to run-off and disposition of lease assets; and the decrease in outside services expense was primarily due to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were completed by the third quarter of 2007.

Partially offsetting the above decreases was an increase in costs reimbursed to AFS primarily as a result of a refinement of cost allocation methodologies by the General Partner which resulted in higher costs allocated to the Fund. The refinement of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary.

The nine months ended September30, 2008 versus the nine months ended September 30, 2007

The Partnership had net income of $404 thousand and $631 thousand for the nine months ended September 30, 2008 and 2007, respectively. The year-to-date 2008 results reflect a net decrease in total revenues and an increase in operating expenses when compared to the same period in 2007.

Revenues

Total revenues for the nine months ended September 30, 2008 decreased by $120 thousand, or 4%, as compared to the same period in 2007. The decrease was primarily a result of a $112 thousand drop in revenues from operating leases, which declined mainly due to run-off and disposition of lease assets.

Expenses

Total expenses for the nine months ended September 30, 2008 increased by $107 thousand, or 5%, as compared to the same period in 2007. The net increase in expenses was mainly due to increases in costs reimbursed to the General Partner, other expense and provision for doubtful accounts totaling $267 thousand, $50 thousand, and $37 thousand, respectively. These increases were partially offset by a combined decrease in outside services expense and professional fees totaling $130 thousand, and decreases in depreciation expense, income and franchise tax payments and accruals, and railcar maintenance expense totaling $52 thousand, $29 thousand and $20 thousand, respectively.

The increase in costs reimbursed to AFS was mostly a result of a refinement of cost allocation methodologies by the General Partner which resulted in higher costs allocated to the Fund. The refinement of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. Other expense increased mainly due to a property tax assessment absorbed by the Partnership partially offset by a decline in allocated insurance costs; and the period over period increase in the provision for doubtful accounts reflects an adjustment made to reduce the reserve during the first quarter of 2007 as payments were received on previously reserved delinquent invoices.

As partial offsets to the aforementioned increases, outside services and professional fees declined mainly due to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were completed by the third quarter of 2007; and depreciation expense declined primarily due to run-off and disposition of lease assets. In addition, income and franchise tax expense declined due to lower estimated taxes resulting from the drop in the Partnership’s net earnings; and railcar maintenance expense decreased largely due to the timing of required repairs during the nine months ended September 30, 2008 compared to the same period in 2007, as well as the continued run-off of the Partnership’s fleet of railcars.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as is applicable to the Partnership, during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as is applicable to the Partnership.

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

Date: November 11, 2008

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