Form 10-Q
period 2009-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2009-05-14
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Partnership Units outstanding as of April 30, 2009 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,218	$664
Accounts receivable, net of allowance for doubtful accounts of $1 at March 31, 2009 and $16 at December 31, 2008	285	301
Prepaid expenses	3	6
Investments in equipment and leases, net of accumulated depreciation of $21,641 at March 31, 2009 and $21,608 at December 31, 2008	6,451	6,840

Total assets	$7,957	$7,811

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$51	$42
Lessees and other	319	312
Unearned operating lease income	42	15

Total liabilities	412	369

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	7,545	7,442

Total partners’ capital	7,545	7,442

Total liabilities and partners’ capital	$7,957	$7,811

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Leasing activities:
Operating leases	$697	$883
Direct financing leases	8	10
Gain on sales of assets	89	43
Interest income	—	10
Other revenue	1	1

Total revenues	795	947
Expenses:
Depreciation of operating lease assets	297	315
Cost reimbursements to General Partner	146	143
Railcar maintenance	162	153
Equipment and incentive management fees to General Partner	19	43
Taxes on income and franchise fees	4	—
Other management fees	19	40
Professional fees	26	69
Outside services	24	22
Reversal of provision for doubtful accounts	(16)	—
Other	11	16

Total operating expenses	692	801

Net income	$103	$146

Net income:
General Partner	$—	$19
Limited Partners	103	127

	$103	$146

Net income per Limited Liability Partnership Unit	$0.01	$0.01
Weighted average number of Units outstanding	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE THREE MONTHS

ENDED MARCH 31, 2009

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2007	12,478,676	$11,059	$—	$11,059
Distributions to Limited Partners ($0.34 per Unit)	—	(4,182)	—	(4,182)
Distributions to General Partner	—	—	(42)	(42)
Net income	—	565	42	607

Balance December 31, 2008	12,478,676	7,442	—	7,442
Net income	—	103	—	103

Balance March 31, 2009	12,478,676	$7,545	$—	$7,545

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net income	$103	$146
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	297	315
Amortization of unearned income on direct finance leases	(8)	(10)
Reversal of provision for doubtful accounts	(16)	—
Gain on sales of assets	(89)	(43)
Changes in operating assets and liabilities:
Accounts receivable	32	225
Prepaid expenses	3	3
Accounts payable and accruals due General Partner	9	57
Accounts payable and accruals due lessees and other	7	(19)
Unearned operating lease income	27	11

Net cash provided by operating activities	365	685

Investing activities:
Proceeds from sales of lease assets	172	101
Payments received on direct finance leases	17	17

Net cash provided by investing activities	189	118

Financing activities:
Distributions to Limited Partners	—	(1,873)
Distributions to General Partner	—	(19)

Net cash used in financing activities	—	(1,892)

Net increase (decrease) in cash and cash equivalents	554	(1,089)
Cash and cash equivalents at beginning of period	664	2,445

Cash and cash equivalents at end of period	$1,218	$1,356

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and partnership matters:

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of March 31, 2009, 12,478,676 Units were issued and outstanding.

The Partnership’s business consists of leasing various types of equipment. Pursuant to the Limited Partnership Agreement (“Partnership Agreement”), AFS receives compensation and reimbursements for services rendered on behalf of the Partnership. The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

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

As of March 31, 2009, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

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

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partners’ Units outstanding during the period.

Recent accounting pronouncements:

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Partnership for its second quarter 2009 interim reporting period. The Partnership is currently evaluating the effect of adopting FSP No. 157-4 on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. Accordingly, the FSP is effective for the Partnership’s second quarter 2009 interim reporting period and the relevant disclosures will be added at such time.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. SFAS 141R will impact the Partnership only if it elects to enter into a business combination subsequent to December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The deferred provisions of SFAS 157 were implemented effective January 1, 2009 without significant effect on the Partnership’s financial position, results of operations or cash flows.

3.	Investment in equipment and leases, net:

The Partnership’s Investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2009
Net investment in operating leases	$6,247	$(99)	$(295)	$5,853
Net investment in direct financing leases	119	—	(9)	110
Assets held for sale or lease, net	474	16	(2)	488

Total	$6,840	$(83)	$(306)	$6,451

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the three months ended March 31, 2009 and 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was $297 thousand and $315 thousand for the three months ended March 31, 2009 and 2008, respectively.

All of the equipment on leases was acquired in the years from 1994 through 1997.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases, net (continued):

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance March 31, 2009
Transportation, rail	$24,527	$—	$(311)	$24,216
Materials handling	1,401	—	(364)	1,037
Transportation, other	285	—	—	285

	26,213	—	(675)	25,538
Less accumulated depreciation	(19,966)	(295)	576	(19,685)

Total	$6,247	$(295)	$(99)	$5,853

The average estimated residual value for assets on operating leases was 16% and 17% of the assets’ original cost at March 31, 2009 and December 31, 2008, respectively.

Net investment in direct financing leases:

Investment in direct financing leases consists of various transportation and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Total minimum lease payments receivable	$121	$138
Estimated residual values of leased equipment (unguaranteed)	21	21

Investment in direct financing leases	142	159
Less unearned income	(32)	(40)

Net investment in direct financing leases	$110	$119

At March 31, 2009, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2009	$1,488	$52	$1,540
Year ending December 31, 2010	1,543	69	1,612
2011	1,082	—	1,082
2012	237	—	237

	$4,350	$121	$4,471

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases, net (continued):

The Partnership utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 -35
Materials handling	7 - 10
Transportation, other	7 - 10

4.	Related party transactions:

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

During the three month periods ended March 31, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost reimbursements to General Partner	$146	$143
Equipment and incentive management fees to General Partner	19	43

	$165	$186

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

5.	Guarantees:

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

As of March 31, 2009, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2009 and 2008. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended March 31,
	2009	2008
Distributions declared	$—	$1,873
Weighted average number of Units outstanding	12,478,676	12,478,676

Weighted average distributions per Unit	$—	$0.15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Partnership’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

The Partnership may continue until December 31, 2015. Pursuant to the guidelines of the Limited Partnership Agreement (“Partnership Agreement”), the Partnership began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2002.

As of March 31, 2009, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2009 versus the three months ended March 31, 2008

The Partnership had net income of $103 thousand and $146 thousand for the first quarters of 2009 and 2008, respectively. The results for the first quarter of 2009 reflect a decrease in total revenues offset, in part, by a decline in operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2009 decreased by $152 thousand, or 16%, as compared to the prior year period. The net decrease was primarily due to a $186 thousand reduction in operating lease revenues offset, in part, by a $46 thousand increase in gains on sales of lease assets.

The reduction in operating lease revenues was primarily due to continued run-off and disposition of lease assets; and the increase in gains on sales of lease assets was largely due to a period over period increase in demand for railcars and containers.

Expenses

Total expenses for the first quarter of 2009 decreased by $109 thousand, or 14%, as compared to the prior year period. The net decline in expenses was primarily due to reductions in professional fees, management fees paid to AFS, other management fees, depreciation expense and the provision for doubtful accounts.

Professional fees declined by $43 thousand primarily as a result of a period over period reduction in audit related fees and tax preparation fees; and management fees paid to AFS decreased by $24 thousand primarily due to a period over period decline in incentive fees paid to AFS, combined with the decline in assets under management resulting from the continued run-off of the Partnership’s lease assets.

In addition, both management fees paid to a third party railcar manager and depreciation expense decreased by $21 thousand and $18 thousand, respectively, as a result of the continued runoff of the Partnership’s lease assets during the Fund’s liquidation phase; and the provision for doubtful accounts declined by $16 thousand as a result of payments received on previously reserved delinquent invoices.

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

The change in the Partnership’s cash flow for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 is as follows:

•	Operating Activities

Cash provided by operating activities decreased by $320 thousand, or 47%, for the first quarter of 2009 as compared to the prior year period. The net decrease in cash flow was primarily attributable to a $193 thousand reduction in payments received on accounts receivable and a $121 thousand decline in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense.

The period over period decrease in payments received on accounts receivable was mainly due to the receipt of a $150 thousand tax refund from the city of Philadelphia and the collection of aged receivables during the first quarter of 2008; and the decline in net operating results, as adjusted for non-cash items, was largely a result of the continued decline in operating lease revenues, which is consistent with a fund in liquidation.

•	Investing Activities

Cash provided by investing activities increased by $71 thousand, or 60%, for the first quarter of 2009 as compared to the prior year period. The net improvement in cash flow was mainly due to a period over period increase in proceeds from sales of lease assets resulting from increased sales of railcars and containers.

•	Financing Activities

Net cash used in financing activities decreased by $1.9 million, or 100%, for the first quarter of 2009 as compared to the first quarter of 2008 primarily due to the timing of payments of distributions to the Limited Partners. The annual distribution for 2007 was paid during the first quarter of 2008.

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

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, which is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as it is applicable to the Partnership, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: May 13, 2009

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