Form 10-Q
period 2009-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2009-08-13
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

The number of Limited Partnership Units outstanding as of July 31, 2009 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,485	$664
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2009 and $16 at December 31, 2008	304	301
Prepaid expenses	1	6
Investments in equipment and leases, net of accumulated depreciation of $20,657 at June 30, 2009 and $21,608 at December 31, 2008	6,077	6,840

Total assets	$7,867	$7,811

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$25	$42
Lessees and other	300	312
Unearned operating lease income	29	15

Total liabilities	354	369

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	7,513	7,442

Total Partners’ capital	7,513	7,442

Total liabilities and Partners’ capital	$7,867	$7,811

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Leasing activities:
Operating leases	$691	$893	$1,388	$1,776
Direct financing leases	7	10	15	20
(Loss) gain on sales of assets	(17)	39	72	82
Interest income	—	7	—	17
Other revenue	—	—	1	1

Total revenues	681	949	1,476	1,896
Expenses:
Depreciation of operating lease assets	291	338	588	653
Cost reimbursements to General Partner	148	132	294	275
Railcar maintenance	171	158	333	311
Equipment and incentive management fees to General Partner	20	39	39	82
Taxes on income and franchise fees	4	1	8	1
Other management fees	26	32	45	72
Professional fees	10	32	36	101
Outside services	18	27	42	49
Reversal of provision for doubtful accounts	—	(1)	(16)	(1)
Other	25	74	36	90

Total expenses	713	832	1,405	1,633

Net (loss) income	$(32)	$117	$71	$263

Net (loss) income
General Partner	$—	$—	$—	$19
Limited Partners	(32)	117	71	244

	$(32)	$117	$71	$263

Net income per Limited Liability Partnership Unit	$0.00	$0.01	$0.01	$0.02
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE SIX MONTHS

ENDED JUNE 30, 2009

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2007	12,478,676	$11,059	$—	$11,059
Distributions to Limited Partners ($0.34 per Unit)	—	(4,182)	—	(4,182)
Distributions to General Partner	—	—	(42)	(42)
Net income	—	565	42	607

Balance December 31, 2008	12,478,676	7,442	—	7,442
Net income	—	71	—	71

Balance June 30, 2009	12,478,676	$7,513	$—	$7,513

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating activities:
Net (loss) income	$(32)	$117	$71	$263
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Depreciation of operating lease assets	291	338	588	653
Amortization of unearned income on direct finance leases	(7)	(10)	(15)	(20)
Reversal of provision for doubtful accounts	—	(1)	(16)	(1)
Loss (gain) on sales of assets	17	(39)	(72)	(82)
Changes in operating assets and liabilities:
Accounts receivable	(19)	145	13	370
Prepaid expenses	2	13	5	16
Accounts payable and accruals due General Partner	(26)	(64)	(17)	(7)
Accounts payable and accruals due lessees and other	(19)	(23)	(12)	(42)
Unearned operating lease income	(13)	(7)	14	4

Net cash provided by operating activities	194	469	559	1,154

Investing activities:
Proceeds from sales of lease assets	55	82	227	183
Payments received on direct finance leases	18	18	35	35

Net cash provided by investing activities	73	100	262	218

Financing activities:
Distributions to Limited Partners	—	—	—	(1,873)
Distributions to General Partner	—	—	—	(19)

Net cash used in financing activities	—	—	—	(1,892)

Net increase (decrease) in cash and cash equivalents	267	569	821	(520)
Cash and cash equivalents at beginning of period	1,218	1,356	664	2,445

Cash and cash equivalents at end of period	$1,485	$1,925	$1,485	$1,925

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$16	$16	$16	$16

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and partnership matters:

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of June 30, 2009, 12,478,676 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 4). The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of June 30, 2009, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts.

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

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing GAAP and as such will not have an impact on the financial statements of the Partnership.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Partnership adopted SFAS 165 for its second quarter 2009 interim reporting period. The adoption of SFAS 165 did not have a significant impact on the Partnership’s financial position, results of operations or cash flows. See Note 8.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Partnership for its second quarter 2009 interim reporting period. The adoption of FSP No. 157-4 had no impact on the Partnership’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted the provisions of the FSP for its second quarter 2009 interim reporting period without significant effect on the Partnership’s financial position, results of operations or cash flows.

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

3.	Investment in equipment and leases, net:

The Partnership’s Investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2009
Net investment in operating leases	$6,247	$(153)	$(583)	$5,511
Net investment in direct financing leases	119	—	(20)	99
Assets held for sale or lease, net	474	(2)	(5)	467

Total	$6,840	$(155)	$(608)	$6,077

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the three and six months ended June 30, 2009 and 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was $291 thousand and $338 thousand for the respective three months ended June 30, 2009 and 2008, and was $588 thousand and $653 thousand for the respective six months ended June 30, 2009 and 2008.

All of the equipment on leases was acquired in the years from 1994 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance June 30, 2009
Transportation, rail	$24,527	$—	$(1,659)	$22,868
Materials handling	1,401	—	—	1,401
Transportation, other	285	—	—	285

	26,213	—	(1,659)	24,554
Less accumulated depreciation	(19,966)	(583)	1,506	(19,043)

Total	$6,247	$(583)	$(153)	$5,511

The average estimated residual value for assets on operating leases was 17% of the assets’ original cost at June 30, 2009 and December 31, 2008.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $127 thousand and $153 thousand for the respective three months ended June 30, 2009 and 2008; and $270 thousand and $311 thousand for the respective six months ended June 30, 2009 and 2008.

Net investment in direct financing leases:

Investment in direct financing leases consists of various transportation and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Total minimum lease payments receivable	$103	$138
Estimated residual values of leased equipment (unguaranteed)	21	21

Investment in direct financing leases	124	159
Less unearned income	(25)	(40)

Net investment in direct financing leases	$99	$119

There were no investment in direct financing leases, net in nonaccrual status as of June 30, 2009 and December 31, 2008.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Investment in equipment and leases, net (continued):

At June 30, 2009, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2009	$946	$34	$980
Year ending December 31, 2010	1,543	69	1,612
2011	1,082	—	1,082
2012	237	—	237

	$3,808	$103	$3,911

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

During the three and six months ended June 30, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost reimbursements to General Partner	$148	$132	$294	$275
Equipment and incentive management fees to General Partner	20	39	39	82

	$168	$171	$333	$357

5.	Guarantees:

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

As of June 30, 2009 and December 31, 2008, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2008. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

6.	Partners’ Capital (continued):

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Distributions declared	$—	$—	$—	$1,873
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

Weighted average distributions per Unit	$—	$—	$—	$0.15

7.	Fair value of financial instruments:

On January 1, 2008, the Partnership adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” The Partnership implemented the deferred provisions of SFAS 157 on January 1, 2009. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Partnership’s own estimates of assumptions that market participants would use in pricing the asset or liability.

At June 30, 2009 and December 31, 2008, the Partnership had no financial assets or liabilities that require measurement on a recurring or non-recurring basis under SFAS 157.

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

Alternatively, disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates, methods and assumptions, set forth below for the Partnership’s financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the Partnership’s financial statements and related notes.

At June 30, 2009 and December 31, 2008, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

8.	Subsequent events:

The Partnership has evaluated events subsequent to June 30, 2009 through August 12, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

As of June 30, 2009, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2009 versus the three months ended June 30, 2008

The Partnership had a net loss of $32 thousand for the second quarter of 2009 compared to net income of $117 thousand for the second quarter of 2008. The results for the second quarter of 2009 reflect a decrease in total revenues offset, in part, by a decline in operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2009 decreased by $268 thousand, or 28%, as compared to the prior year period. The decline was primarily due to a $202 thousand reduction in operating lease revenues and a $56 thousand decrease in gains on sales of lease assets.

The reduction in operating lease revenues was primarily due to continued run-off and disposition of lease assets; and the decrease in gains on sales of lease assets was attributable to reduced demand for railcars, containers and other assets as a result of the continued economic downturn.

Expenses

Total expenses for the second quarter of 2009 decreased by $119 thousand, or 14%, as compared to the prior year period. The net decline in expenses was primarily due to reductions in other expense, depreciation expense, professional fees and management fees paid to AFS offset, in part, by increases in cost reimbursements to AFS and railcar maintenance.

Other expense declined by $49 thousand primarily due to a second quarter 2008 payment of a $52 thousand property tax assessment offset, in part, by a period over period increase in printing and postage expenses related to mailings of investor information. Similarly, depreciation expense and management fees paid to AFS declined by $47 thousand and $19 thousand, respectively, largely due to the continued runoff of the Partnership’s lease assets during its liquidation phase. In addition, professional fees declined by $22 thousand primarily resulting from a period over period reduction in audit related fees and tax preparation fees.

Partially offsetting the aforementioned decreases in expenses were increases in costs reimbursed to AFS and railcar maintenance expense totaling $16 thousand and $13 thousand, respectively. The increase in costs reimbursed to AFS was attributable to a period over period increase in administrative costs; and the increase in maintenance expense was largely attributable to the overall increase in labor and other maintenance costs.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

The Partnership had net income of $71 thousand and $263 thousand for the first six months of 2009 and 2008, respectively. The results for the first six months of 2009 reflect a decrease in total revenues offset, in part, by a decline in operating expenses when compared to the prior year period.

Revenues

Total revenues for the first six months of 2009 decreased by $420 thousand, or 22%, as compared to the prior year period. The net decrease was primarily due to a $388 thousand reduction in operating lease revenues coupled with a $17 thousand decrease in interest income.

The reduction in operating lease revenues was primarily due to continued run-off and disposition of lease assets; and the decline in interest income was attributable to the period over period decrease in the Partnership’s interest earning cash balances and the lower interest rate environment.

Expenses

Total expenses for the first six months of 2009 decreased by $228 thousand, or 14%, as compared to the prior year period. The net decline in expenses was primarily due to reductions in professional fees, depreciation expense, management fees paid to AFS, other expense, other management fees and the provision for doubtful accounts offset, in part, by increases in railcar maintenance expense and costs reimbursed to AFS.

Professional fees declined by $65 thousand primarily as a result of a period over period reduction in audit related fees and tax preparation fees. Depreciation expense also declined by $65 thousand while management fees paid to AFS decreased by $43 thousand. Both decreases were largely due to continued runoff of the Partnership’s lease assets during its liquidation phase. Similarly, other expense decreased by $54 thousand mostly due to the payment of a $52 thousand property tax assessment during the second quarter of 2008, coupled with decreased bank charges. These decreases were offset, in part, by a period over period increase in printing and postage expenses related to mailings of marketing and investor information.

In addition, other management fees paid to a third party railcar manager declined by $27 thousand largely due to continued runoff of the Partnership’s railcars; and the provision for doubtful accounts decreased by $15 thousand as a result of payments received on previously reserved delinquent invoices.

Partially offsetting the above decreases in expenses were increases in railcar maintenance expense and cost reimbursements to AFS totaling $22 thousand and $19 thousand, respectively. The increase in maintenance expense was largely due to aging of the Partnership’s railcars and increased labor and other maintenance costs; and the increase in costs reimbursed to AFS was attributable to increased administrative costs.

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

The changes in the Partnership’s cash flow for the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008 are as follows:

The three months ended June 30, 2009 versus the three months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $275 thousand, or 59%, for the second quarter of 2009 as compared to the prior year period. The net decrease in cash flow was primarily attributable to a $164 thousand reduction in payments received on accounts receivable and a $136 thousand decline in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense.

The period over period decrease in payments received on accounts receivable was mainly due to the collection of aged receivables during the second quarter of 2008; and the decline in net operating results, as adjusted for non-cash items, was largely a result of the continued decline in operating lease revenues, which is consistent with a fund in liquidation.

•	Investing Activities

Cash provided by investing activities decreased by $27 thousand, or 27%, for the second quarter of 2009 as compared to the prior year period. The decrease in cash flow was mainly due to a period over period decline in proceeds from sales of lease assets as the current economic downturn has adversely impacted demand for the Partnership’s lease assets available for sale.

•	Financing Activities

The Partnership had no financing activities during the second quarters of 2009 and 2008.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $595 thousand, or 52%, for the first half of 2009 as compared to the prior year period. The net decrease in cash flow was primarily attributable to a $357 thousand reduction in payments received on accounts receivable and a $257 thousand decline in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense.

The period over period decrease in payments received on accounts receivable was mainly due to the receipt of a $150 thousand tax refund from the city of Philadelphia and the collection of aged receivables during the first half of 2008; and the decline in net operating results, as adjusted for non-cash items, was largely a result of the continued decline in operating lease revenues, which is consistent with a fund in liquidation.

•	Investing Activities

Cash provided by investing activities increased by $44 thousand, or 20%, for the first six months of 2009 as compared to the prior year period. The net improvement in cash flow was mainly due to a period over period increase in proceeds from sales of lease assets resulting from increased sales of railcars and containers.

•	Financing Activities

Net cash used in financing activities decreased by $1.9 million, or 100%, for the first six months of 2009 as compared to the prior year period primarily due to the timing of payments of distributions to the Limited Partners. The annual distribution for 2007 was paid during the first half of 2008.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. At June 30, 2009, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Item 4T.	Controls and procedures.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: August 12, 2009

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