Form 10-Q
period 2009-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2009-11-13
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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

The number of Limited Partnership Units outstanding as of October 31, 2009 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,936	$664
Accounts receivable, net of allowance for doubtful accounts of $12 at September 30, 2009 and $16 at December 31, 2008	231	301
Prepaid expenses	7	6
Investments in equipment and leases, net of accumulated depreciation of $20,749 at September 30, 2009 and $21,608 at December 31, 2008	5,800	6,840

Total assets	$7,974	$7,811

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$36	$42
Lessees and other	293	312
Unearned operating lease income	26	15

Total liabilities	355	369

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	7,619	7,442

Total Partners’ capital	7,619	7,442

Total liabilities and Partners’ capital	$7,974	$7,811

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Leasing activities:
Operating leases	$691	$738	$2,079	$2,514
Direct financing leases	6	9	21	29
Gain on sales of assets	33	39	105	121
Interest income	—	7	—	24
Other revenue	2	1	3	2

Total revenues	732	794	2,208	2,690

Expenses:
Depreciation of operating lease assets	235	259	823	912
Cost reimbursements to General Partner	161	134	455	409
Railcar maintenance	126	152	459	463
Equipment and incentive management fees to General Partner	17	43	56	125
Taxes on income and franchise fees	—	4	8	5
Other management fees	30	30	75	102
Professional fees	9	3	45	104
Outside services	5	22	47	71
Provision for (reversal of provision for) doubtful accounts	12	(3)	(4)	(4)
Other	31	9	67	99

	626	653	2,031	2,286

Net income	$106	$141	$177	$404

Net income:
General Partner	$—	$—	$—	$19
Limited Partners	106	141	177	385

	$106	$141	$177	$404

Net income per Limited Liability Partnership Unit	$0.01	$0.01	$0.01	$0.03
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2009

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2007	12,478,676	$11,059	$—	$11,059
Distributions to Limited Partners ($0.34 per Unit)	—	(4,182)	—	(4,182)
Distributions to General Partner	—	—	(42)	(42)
Net income	—	565	42	607

Balance December 31, 2008	12,478,676	7,442	—	7,442
Net income	—	177	—	177

Balance September 30, 2009	12,478,676	$7,619	$—	$7,619

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating activities:
Net income	$106	$141	$177	$404
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	235	259	823	912
Amortization of unearned income on direct finance leases	(6)	(9)	(21)	(29)
Provision for (reversal of provision for) doubtful accounts	12	(3)	(4)	(4)
Gain on sales of assets	(33)	(39)	(105)	(121)
Changes in operating assets and liabilities:
Accounts receivable	61	51	74	421
Prepaid expenses and other assets	(6)	(8)	(1)	8
Accounts payable and accruals due General Partner	11	(10)	(6)	(17)
Accounts payable and accruals due lessees and other	(7)	23	(19)	(19)
Unearned operating lease income	(3)	7	11	11

Net cash provided by operating activities	370	412	929	1,566

Investing activities:
Proceeds from sales of lease assets	65	88	292	271
Payments received on direct finance leases	16	17	51	52

Net cash provided by investing activities	81	105	343	323

Financing activities:
Distributions to Limited Partners	—	—	—	(1,873)
Distributions to General Partner	—	—	—	(19)

Net cash used in financing activities	—	—	—	(1,892)

Net increase (decrease) in cash and cash equivalents	451	517	1,272	(3)
Cash and cash equivalents at beginning of period	1,485	1,925	664	2,445

Cash and cash equivalents at end of period	$1,936	$2,442	$1,936	$2,442

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$16	$16

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of September 30, 2009, 12,478,676 Units were issued and outstanding.

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

As of September 30, 2009, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The Partnership has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 12, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Recent accounting pronouncements:

The Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership adopted the guidance for its third quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Partnership’s financial position, results of operations or cash flows.

The Subsequent Events Topic of the FASB Accounting Standards Codification establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Partnership adopted the guidance for its second quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Partnership’s financial position, results of operations or cash flows.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. The guidance is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Partnership for its second quarter 2009 interim reporting period. with no impact on its financial position, results of operations or cash flows.

The Financial Instruments Topic of the FASB Accounting Standards Codification increases the frequency of fair value disclosures for financial instruments within the scope of the Topic from an annual basis to a quarterly basis. The guidance is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted the guidance for its second quarter 2009 interim reporting period without significant effect on the Partnership’s financial position, results of operations or cash flows.

The Business Combinations Topic of the FASB Accounting Standards Codification establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008 and will impact the Partnership only if it elects to enter into a business combination subsequent to December 31, 2008.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The guidance was to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of the guidance as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of the guidance except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities. The deferred provisions of the guidance were implemented effective January 1, 2009 without significant effect on the Partnership’s financial position, results of operations or cash flows.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2009
Net investment in operating leases	$6,247	$(179)	$(822)	$5,246
Net investment in direct financing leases	119	(1)	(30)	88
Assets held for sale or lease, net	474	(8)	—	466

Total	$6,840	$(188)	$(852)	$5,800

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the three and nine months ended September 30, 2009 and 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was $235 thousand and $259 thousand for the respective three months ended September 30, 2009 and 2008, and was $823 thousand and $912 thousand for the respective nine months ended September 30, 2009 and 2008.

All of the equipment on leases was acquired in the years from 1994 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance September 30, 2009
Transportation, rail	$24,527	$—	$(1,833)	$22,694
Material handling	1,401	—	(1)	1,400
Transportation, other	285	—	—	285

	26,213	—	(1,834)	24,379
Less accumulated depreciation	(19,966)	(822)	1,655	(19,133)

Total	$6,247	$(822)	$(179)	$5,246

The average estimated residual value for assets on operating leases was 17% of the assets’ original cost at September 30, 2009 and December 31, 2008.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $114 thousand and $152 thousand for the respective three months ended September 30, 2009 and 2008; and $384 thousand and $462 thousand for the respective nine months ended September 30, 2009 and 2008.

Net investment in direct financing leases:

Investment in direct financing leases consists of various transportation and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Total minimum lease payments receivable	$86	$138
Estimated residual values of leased equipment (unguaranteed)	20	21

Investment in direct financing leases	106	159
Less unearned income	(18)	(40)

Net investment in direct financing leases	$88	$119

There were no investment in direct financing leases, net in nonaccrual status as of September 30, 2009 and December 31, 2008.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

At September 30, 2009, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2009	$447	$17	$464
Year ending December 31, 2010	1,543	69	1,612
2011	1,082	—	1,082
2012	237	—	237

	$3,309	$86	$3,395

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

During the three and nine months ended September 30, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost reimbursements to General Partner	$161	$134	$455	$409
Equipment and incentive management fees to General Partner	17	43	56	125

	$178	$177	$511	$534

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

6. Partners’ Capital:

As of September 30, 2009 and December 31, 2008, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

7. Fair value of financial instruments:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Partnership's own estimates of assumptions that market participants would use in pricing the asset or liability.

At September 30, 2009 and December 31, 2008, the Partnership had no financial assets or liabilities that require measurement on a recurring or non-recurring basis.

The Partnership has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Partnership’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Partnership’s financial statements and related notes.

At September 30, 2009 and December 31, 2008, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

As of September 30, 2009, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2009 versus the three months ended September 30, 2008

The Partnership had net income of $106 thousand and $141 thousand for the third quarter of 2009 and 2008, respectively. The results for the third quarter of 2009 reflect a decrease in total revenues offset, in part, by a decline in operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2009 decreased by $62 thousand, or 8%, as compared to the prior year period. The decline was primarily due to a $47 thousand reduction in operating lease revenues, a $7 thousand decline in interest income and a $6 thousand decrease in gains on sales of lease assets.

The reduction in operating lease revenues was primarily due to continued run-off and disposition of lease assets combined with a period over period decline in usage-based rental revenues. The decline in interest income was attributable to the period over period decrease in interest earning cash balances as well as the change in the account nature to a non-interest bearing account to ensure maximum Federal Deposit Insurance Corporation (“FDIC”) insurance coverage on deposits; and

the decrease in gains on sales of lease assets was mainly a result of reduced demand for railcars, containers and other assets as a result of the continued economic downturn.

Expenses

Total expenses for the third quarter of 2009 decreased by $27 thousand, or 4%, as compared to the prior year period. The net decrease in expenses was primarily due to decreases in management fees paid to AFS, railcar maintenance expense, depreciation expense and outside services expense offset, in part, by increases in cost reimbursements to AFS, other expense and the provision for doubtful accounts.

The decrease in management fees paid to AFS totaled $26 thousand and was largely due to the continued decline in managed assets and related rents. Likewise, railcar maintenance expense declined by $26 thousand as a result of the overall decrease in labor and other maintenance costs. Depreciation expense declined by $24 thousand largely due to the continued run-off of the Partnership’s lease assets during its liquidation phase; and outside services was reduced by $17 thousand mainly due to a period over period reduction in consulting fees.

Partially offsetting the aforementioned decreases in expenses were increases in cost reimbursements to AFS, other expense and the provision for doubtful accounts totaling $27 thousand, $22 thousand and $15 thousand, respectively. The increase in costs reimbursed to AFS was attributable to a period over period increase in administrative costs. Other expense increased largely due to certain unrecoverable property taxes assessed by the states of Kentucky and Texas, as well as the increase in printing and postage expenses related to mailings of investor information. Lastly, the increase in the provision for doubtful accounts reflects a reserve established for delinquent railcar receivables.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

The Partnership had net income of $177 thousand and $404 thousand for the first nine months of 2009 and 2008, respectively. The results for the first nine months of 2009 reflect a decrease in total revenues offset, in part, by a decline in operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2009 decreased by $482 thousand, or 18%, as compared to the prior year period. The net decrease was primarily due to a $435 thousand reduction in operating lease revenues, a $24 thousand decrease in interest income and a $16 thousand decline in gains on sales of lease assets.

The reduction in operating lease revenues was primarily due to continued run-off and disposition of lease assets as well as a period over period decline in usage-based rental revenues. The decline in interest income was attributable to a reduction in the Partnership’s interest earning cash balances and the change in the account nature to a non-interest bearing account to ensure maximum FDIC insurance coverage on deposits; and the decrease in gains on sales of lease assets was mainly a result of reduced demand for Partnership assets available for sale as a result of the continued economic downturn.

Expenses

Total expenses for the first nine months of 2009 decreased by $255 thousand, or 11%, as compared to the prior year period. The net decline in expenses was primarily due to reductions in depreciation expense, management fees paid to AFS, professional fees, other expense, other management fees and outside services expense offset, in part, by an increase in costs reimbursed to AFS.

The decrease in depreciation expense totaled $89 thousand and was largely due to continued run-off of the Partnership’s lease assets during its liquidation phase. Management fees paid to AFS decreased by $69 thousand due to the absence of current year incentive fees, as there have been no distributions paid through September 2009, and the continued decline in managed assets and related rents.

Likewise, professional fees declined by $59 thousand primarily as a result of a year over year reduction in audit related and tax preparation fees. Other expense decreased by $32 thousand due to the payment of a $52 thousand property tax assessment during the second quarter of 2008 offset, in part, by the impact of unrecoverable property taxes assessments expensed during the third quarter of 2009 and the increase in printing and postage expenses related to mailings of investor information.

Moreover, other management fees paid to a third party railcar manager declined by $27 thousand largely due to run-off of the Partnership’s railcars; and outside services was reduced by $24 thousand mainly due to a period over period reduction in consulting fees and the elimination of a consulting position utilized during the prior year period.

Partially offsetting the above decreases in expenses was an increase in cost reimbursements to AFS. The increase totaled $46 thousand and was attributable to increased administrative costs.

Capital Resources and Liquidity

The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from leasing activities. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off rental.

The changes in the Partnership’s cash flow for the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008 are as follows:

The three months ended September 30, 2009 versus the three months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $42 thousand, or 10%, for the third quarter of 2009 as compared to the prior year period. The net decrease in cash flow was primarily attributable to a $35 thousand reduction in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense. The decrease in net operating results, as adjusted for non-cash items, was mainly due to the continued decline in operating lease revenues consistent with a fund in liquidation.

•	Investing Activities

Cash provided by investing activities decreased by $24 thousand, or 23%, for the third quarter of 2009 as compared to the prior year period. The decrease in cash flow was mainly due to a period over period decline in proceeds from sales of lease assets as the current economic downturn has adversely impacted demand for the Partnership’s lease assets available for sale.

•	Financing Activities

The Partnership had no financing activities during the third quarters of 2009 and 2008.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $637 thousand, or 41%, for the first nine months of 2009 as compared to the prior year period. The net decrease in cash flow was primarily attributable to a $347 thousand reduction in payments received on accounts receivable and a $292 thousand decline in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense.

The period over period decrease in payments received on accounts receivable was mainly due to the receipt of a $150 thousand tax refund from the city of Philadelphia and the collection of aged receivables during the first nine months of 2008; and the decline in net operating results, as adjusted for non-cash items, was largely a result of the continued decline in operating lease revenues, which is consistent with a fund in liquidation.

•	Investing Activities

Cash provided by investing activities increased by $20 thousand, or 6%, for the first nine months of 2009 as compared to the prior year period. The net improvement in cash flow was mainly due to a period over period increase in proceeds from sales of lease assets resulting from increased first quarter 2009 sales of railcars and containers.

•	Financing Activities

Net cash used in financing activities decreased by $1.9 million, or 100%, for the first nine months of 2009 as compared to the prior year period primarily due to the timing of payments of distributions to the Limited Partners. The annual distribution for 2007 was paid during the first nine months of 2008.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. At September 30, 2009, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 12, 2009

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