Form 10-K
period 2009-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2010-03-23
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 28, 2010 was 12,478,676.

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of December 31, 2009, 12,478,676 Units were issued and outstanding.

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

As of December 31, 2009, the Partnership remains in the liquidation phase of its life cycle as defined in the Partnership Agreement.

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

The Partnership only purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2009, the Partnership had purchased equipment with a total acquisition price of $208.3 million.

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

During 2009 and 2008, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
Central States Enterprises	Railcars	40%	31%
Transamerica Leasing	Containers	18%	18%
Interstate Commodities	Railcars	14%	20%
Bunge Corporation	Railcars	12%	*
Rail Tex, Inc.	Railcars	11%	*

*	Less than 10%

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2009 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$63,752	30.61%
Manufacturing	30,470	14.63%
Materials handling	24,044	11.54%
Railcars and locomotives	22,353	10.73%
Containers	21,695	10.42%
Mining	18,557	8.91%
Office automation	13,824	6.64%
Construction	9,259	4.45%
Other *	4,321	2.07%

	$208,275	100.00%

*	Individual amounts included in “Other” represent no more than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$55,951	26.86%
Electronics and manufacturing	29,031	13.94%
Business services	28,361	13.62%
Mining	24,793	11.90%
Transportation, other	23,217	11.15%
Manufacturing, other	18,922	9.09%
Oil and gas	16,536	7.94%
Communications	5,282	2.54%
Other *	6,182	2.96%

	$208,275	100.00%

*	Individual amounts included in “Other” represent less than 1% of the total.

Through December 31, 2009, the Partnership had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost, Excluding Acquisition Fees	Sales Price	Excess of Rents Over Expenses*
Railcars and locomotives	$39,386	$25,521	$34,374
Manufacturing	36,342	8,151	32,015
Transportation	25,191	5,921	24,769
Construction	24,507	4,355	27,631
Office automation	16,048	1,786	15,559
Containers	15,355	1,975	16,347
Materials handling	14,970	3,690	17,114
Mining	7,919	2,064	7,866
Other	3,238	494	2,665

	$182,956	$53,957	$178,340

*	Includes only those expenses directly related to the production of the related rents

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2009, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset day-by-day basis, where these assets are deployed. For further information regarding the Partnership’s geographic revenues and assets, and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.	PROPERTIES

The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

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

Item 4.	[RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED MATTERS

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Partnership Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2009, a total of 6,094 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2009. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2009. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2009, the value of the Partnership’s assets, calculated on this basis, was approximately $0.73 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

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

Distributions were paid in December 2009, December 2008 and January 2008 from cash generated from 2009, 2008 and 2007 operations, respectively. The rates were $0.10, $0.19 and $0.15 per Unit for each of the aforementioned period, respectively.

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

As of December 31, 2009, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

As of December 31, 2009 and 2008, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2009	2008
Transportation, rail	74%	69%
Transportation, containers	20%	21%

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues during 2009 and 2008 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
Central States Enterprises	Railcars	40%	31%
Transamerica Leasing	Containers	18%	18%
Interstate Commodities	Railcars	14%	20%
Bunge Corporation	Railcars	12%	*
Rail Tex, Inc.	Railcars	11%	*

*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of liquidation stage activities.

It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s equipment on lease was acquired in the years 1995 through 1997. The utilization percentage of existing assets under lease was 97% when calculated at December 31, 2009 and 2008, respectively.

2009 versus 2008

The Partnership had net income of $65 thousand and $607 thousand for the years ended December 31, 2009 and 2008, respectively. The 2009 results reflect a decrease in total revenues offset, in part, by a decline in operating expenses when compared to the prior year.

Revenues

Total revenues for 2009 decreased by $874 thousand, or 24%, as compared to the prior year period. The net decrease was primarily due to a $774 thousand reduction in operating lease revenues, a $70 thousand decline in gains on sales of lease assets and a $27 thousand decrease in interest income.

The reduction in operating lease revenues was primarily due to continued run-off and disposition of lease assets as well as a year over year decline in usage-based rental revenues. The decrease in gains on sales of lease assets was mainly a result of reduced demand for Partnership assets available for sale in 2009, as compared to prior year, as a result of the continued economic downturn; and the reduction in interest income was largely a result of a year over year decrease in the Partnership’s interest earning cash balances and the change in the Partnership’s depository account to a non-interest bearing account to ensure maximum FDIC insurance coverage on deposits.

Expenses

Total expenses for 2009 decreased by $332 thousand, or 11%, as compared to the prior year. The net decline in expenses was primarily due to reductions in depreciation expense, professional fees, management fees paid to a third party manager and to AFS, the provision for doubtful accounts and outside services expense. Such decreases were offset, in part, by an increase in costs reimbursed to AFS.

The decrease in depreciation expense totaled $201 thousand and was largely due to continued run-off and disposition of the Partnership’s lease assets during its liquidation phase. Professional fees declined by $73 thousand as a result of a year over year reduction in tax preparation and audit related fees. Furthermore, continued run-off of the railcar portfolio managed by a third party manager resulted in a $42 thousand reduction in other management fees. Likewise, management fees paid to AFS was reduced by $35 thousand largely due to the continued decline in managed assets and related rents.

Moreover, the provision for doubtful accounts declined by $25 thousand as a result of an adjustment made to reduce the reserve as payments were received on previously reserved delinquent invoices; and outside services expense decreased by $22 thousand mainly due to a year over year reduction in consulting fees and the elimination of a consulting position utilized during the prior year.

Partially offsetting the above decreases in expenses was an increase in cost reimbursements to AFS. The increase totaled $87 thousand and was attributable to higher administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the General Partner.

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

The changes in the Partnership’s cash flow for 2009 when compared to prior year are as follows:

•	Operating Activities

Cash provided by operating activities decreased by $818 thousand, or 41%, for the year ended December 31, 2009 as compared to the prior year. The net decrease in cash flow was primarily attributable to a $688 thousand decline in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense and a $199 thousand reduction in payments received on accounts receivable. Such decreases were partially offset by an $84 thousand increase in cash flow resulting from the year over year change in accounts payable and accrued liabilities.

The year over year decline in net operating results, as adjusted for non-cash items, was largely a result of the continued decline in operating lease revenues, which is consistent with a fund in liquidation; and the reduction in payments received on accounts receivable was mainly due to the receipt of a $150 thousand tax refund from the city of Philadelphia and the collection of aged receivables during 2008.

The year over year change in accounts payable and accrued liabilities increased cash flow by $84 thousand and was largely due to higher amounts of year-end accruals related to railcar maintenance costs, combined with lesser amounts of cash required to settle prior year accruals.

•	Investing Activities

Cash provided by investing activities for 2009 declined by $50 thousand, or 11%, when compared to the prior year, largely due to a reduction in proceeds from sales of lease assets. Such proceeds declined on lower volume of containers and container chassis sold during 2009, as compared to 2008, offset, in part, by a year over year increase in sales of railcars.

•	Financing Activities

Net cash used in financing activities decreased by $3.0 million, or 70%, for 2009 as compared to the prior year. The decrease in cash used (increase in cash flow) was primarily due to the payment of two distributions to Limited Partners during 2008 compared to one payment made in 2009. The 2008 distributions, totaling $1.9 million and $2.3 million, were paid with cash from 2007 and 2008 operations, respectively; and the 2009 distribution, totaling $1.2 million, was paid with cash from 2009 operations. The distributions were based on cash available net of any short-term payables and reserves as determined by the General Partner.

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

The Partnership’s long-term borrowings were generally non-recourse to the Partnership, that is, the only recourse of the lender was to the equipment or corresponding lease acquired with the loan proceeds. As of December 31, 2009, the Partnership had no outstanding non-recourse debt. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. See Item 5, Market for Registrants’ Limited Partnership Units and Related Matters, for additional information regarding the distributions. At December 31, 2009, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term, expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms vary as to the type of equipment subject to the leases, the needs of the lessees and the terms negotiated, but initial leases were generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the assets and its carrying value on the measurement date.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 26.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Cash Distribution Fund VI, L.P.

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. (“Partnership”) as of December 31, 2009 and 2008, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Partnership’s General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 23, 2010

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
ASSETS
Cash and cash equivalents	$979	$664
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2009 and $16 at December 31, 2008	118	301
Prepaid expenses	6	6
Investments in equipment and leases, net of accumulated depreciation of $20,794 at December 31, 2009 and $21,608 at December 31, 2008	5,545	6,840

Total assets	$6,648	$7,811

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$51	$42
Lessees and other	328	312
Unearned operating lease income	22	15

Total liabilities	401	369

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	6,247	7,442

Total Partners’ capital	6,247	7,442

Total liabilities and Partners’ capital	$6,648	$7,811

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	2009	2008
Revenues:
Leasing activities:
Operating leases	$2,610	$3,384
Direct financing leases	27	37
Gain on sales of assets	121	191
Interest income	—	27
Other revenue	10	3

Total revenues	2,768	3,642

Expenses:
Depreciation of operating lease assets	1,026	1,227
Cost reimbursements to General Partner	635	548
Railcar maintenance	601	611
Equipment and incentive management fees to General Partner	110	145
Taxes on income and franchise fees	10	9
Other management fees	99	141
Professional fees	56	129
Outside services	68	90
(Reversal of provision) provision for doubtful accounts	(16)	9
Other	114	126

	2,703	3,035

Net income	$65	$607

Net income:
General Partner	$12	$42
Limited Partners	53	565

	$65	$607

Net income per Limited Liability Partnership Unit	$0.00	$0.05
Weighted average number of Units outstanding	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2007	12,478,676	$11,059	$—	$11,059
Distributions to Limited Partners ($0.34 per Unit)	—	(4,182)	—	(4,182)
Distributions to General Partner	—	—	(42)	(42)
Net income	—	565	42	607

Balance December 31, 2008	12,478,676	7,442	—	7,442
Distributions to Limited Partners ($0.10 per Unit)	—	(1,248)	—	(1,248)
Distributions to General Partner	—	—	(12)	(12)
Net income	—	53	12	65

Balance December 31, 2009	12,478,676	$6,247	$—	$6,247

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
Operating activities:
Net income	$65	$607
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	1,026	1,227
(Reversal of provision) provision for doubtful accounts	(16)	9
Amortization of unearned income on direct financing leases	(27)	(37)
Gain on sales of assets	(121)	(191)
Changes in operating assets and liabilities:
Accounts receivable	199	398
Prepaid expenses and other assets	—	10
Accounts payable and accruals due to General Partner	9	(25)
Accounts payable and accruals due to lessees and other	16	(34)
Unearned operating lease income	7	12

Net cash provided by operating activities	1,158	1,976

Investing activities:
Proceeds from sales of lease assets	348	398
Payments received on direct financing leases	69	69

Net cash provided by investing activities	417	467

Financing activities:
Distributions to Limited Partners	(1,248)	(4,182)
Distributions to General Partner	(12)	(42)

Net cash used in by financing activities	(1,260)	(4,224)

Net increase (decrease) in cash and cash equivalents	315	(1,781)
Cash and cash equivalents at beginning of year	664	2,445

Cash and cash equivalents at end of year	$979	$664

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$16	$16

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of December 31, 2009, 12,478,676 Units were issued and outstanding.

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

As of December 31, 2009, the Partnership remains in the liquidation phase of its life cycle, as defined in the Partnership Agreement, and is generally making distributions on an annual basis or at the discretion of the General Partner.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2009 and 2008, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after December 31, 2009, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct financing lease receivables and accounts receivable. The Partnership places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”) through June 2010, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged-off on a specific identification basis by AFS. Amounts recovered that were previously written-off are recorded as other income in the period received.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms vary as to the type of equipment subject to the leases, the needs of the lessees and the terms negotiated, but initial leases were generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the assets and its carrying value on the measurement date.

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

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. Interest and penalties on such taxes are considered to be insignificant. For the year ended December 31, 2009 and 2008, income taxes and franchise taxes totaled $10 thousand and $9 thousand, respectively. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements as of December 31, 2009 and 2008 as follows (in thousands):

	2009	2008
Financial statement basis of net assets	$6,247	$7,442
Tax basis of net assets (unaudited)	13,975	13,885

Difference (unaudited)	$(7,728)	$(6,443)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Net income per financial statements	$65	$607
Tax adjustments (unaudited):
Adjustment to depreciation expense	1,026	1,227
Provision for losses and doubtful accounts	(16)	(141)
Adjustments to gain on sales of assets	226	265
Adjustments to revenues and other items	49	45

Income per federal tax return (unaudited)	$1,350	$2,003

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the year.

Recent accounting pronouncements:

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on improving disclosures about fair value measurements. This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance is effective for the first reporting period beginning after December 15, 2009, which will be effective for the Partnership beginning January 1, 2010. The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. The guidance is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Partnership for its second quarter 2009 interim reporting period with no impact on its financial position, results of operations or cash flows.

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

As of December 31, 2009 and 2008, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2009	2008
Transportation, rail	74%	69%
Transportation, containers	20%	21%

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers (continued):

During 2009 and 2008, certain lessees generated significant portions (defined as 10% or more) of the partnership’s total lease revenues as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2009	2008
Central States Enterprises	Railcars	40%	31%
Transamerica Leasing	Containers	18%	18%
Interstate Commodities	Railcars	14%	20%
Bunge Corporation	Railcars	12%	*
Rail Tex, Inc.	Railcars	11%	*

*	Less than 10%

4. Allowance for doubtful accounts:

Activity in the allowance for doubtful accounts consists of the following (in thousands):

Allowance for Doubtful Accounts
Balance January 1, 2008	$157
Adjustments to provision	9
Charge offs	(150)

Balance December 31, 2008	16
Adjustments to provision	(16)

Balance December 31, 2009	$—

5. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2009
Net investment in operating leases	$6,247	$(218)	$(1,026)	$5,003
Net investment in direct financing leases	119	(1)	(42)	76
Assets held for sale or lease, net	474	(8)	—	466

Total	$6,840	$(227)	$(1,068)	$5,545

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of these reviews, management determined that no impairment losses existed in either 2009 or 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was $1.0 million and $1.2 million for 2009 and 2008, respectively.

All of the property on leases was acquired from 1995 through 1997.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance December 31, 2009
Transportation, rail	$24,527	$—	$(829)	$23,698
Materials handling	1,401	—	(1,202)	199
Transportation, other	285	—	—	285

	26,213	—	(2,031)	24,182
Less accumulated depreciation	(19,966)	(1,026)	1,813	(19,179)

Total	$6,247	$(1,026)	$(218)	$5,003

The average estimated residual value for assets on operating leases was 16% and 17% of the assets’ original cost at December 31, 2009 and 2008, respectively.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $489 thousand and $610 thousand for the years ended December 31, 2009 and 2008, respectively. There were no operating leases in nonaccrual status as of December 31, 2009 and 2008.

Direct financing leases:

Investment in direct financing leases consists of various transportation and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Total minimum lease payments receivable	$69	$138
Estimated residual values of leased equipment (unguaranteed)	20	21

Investment in direct financing leases	89	159
Less unearned income	(13)	(40)

Net investment in direct financing leases	$76	$119

There were no investments in direct financing leases, net in nonaccrual status as of December 31, 2009 and 2008.

At December 31, 2009, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2010	$1,543	$69	$1,612
2011	1,082	—	1,082
2012	237	—	237

	$2,862	$69	$2,931

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

The Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. The Partnership would be liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Partnership.

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

During the years ended December 31, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	2009	2008
Cost reimbursements to General Partner and/or affiliates	$635	$548
Equipment and incentive management fees to General Partner	110	145

	$745	$693

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

8. Partners’ capital:

As of December 31, 2009 and 2008, 12,478,676 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners, as defined. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners.

The Partnership has the right, exercisable at the General Partner’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Partnership is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Agreement of Limited Partnership. The repurchase would be at the discretion of the General Partner on terms it determines to be appropriate under given circumstances, in the event that the General Partner deems such repurchase to be in the best interest of the Partnership; provided, the Partnership is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the unit-holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2009 and 2008. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

8. Partners’ capital (continued):

Distributions to the Limited Partners for the years ended December 31, 2009 and 2008 were as follows (in thousands except Units and per Unit data):

	2009	2008
Distributions declared	$1,248	$4,182
Weighted average number of Units outstanding	12,478,676	12,478,676

Weighted average distributions per Unit	$0.10	$0.34

9. Fair value measurements:

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

At December 31, 2009 and 2008, the Partnership had no assets or liabilities that require measurement on a recurring or non-recurring basis.

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

At December 31, 2009 and 2008, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2009. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2009.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services, LLC (“AFS”) (the General Partner) is held by ATEL Capital Group (“ACG”), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

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

Dean L. Cash, age 59, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 56, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 51, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2009.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2009 and 2008 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

Through December 31, 1996, $11.9 million of commissions (the maximum allowable) had been paid to AFS or its affiliates. Of that amount, $10.2 million was re-allowed to other broker/dealers. None have been paid since 1996, nor will any additional amounts be paid in future periods.

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

General Partner’s Interest in Operating Proceeds

As defined in the Partnership Agreement, the Partnership’s Net income, Net losses Distributions and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Part II, Item 8, Financial Statements and Supplementary Data, of this report for the amounts allocated to the General and Limited Partners in 2009 and 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2009, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit fees with its principal auditors as follows:

	2009	2008
Audit fees	$37	$42
Other	1	9

	$38	$51

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

The board of directors of the General Partner acts as the audit committee of the Partnership. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the General Partner acting on behalf of the board of directors of the General Partner in its role as the audit committee of the Partnership.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2009 and 2008

Statements of Income for the years ended December 31, 2009 and 2008

Statements of Changes in Partners’ Capital for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

Date: March 23, 2010

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 23, 2010
Dean L. Cash

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 23, 2010
Paritosh K. Choksi

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 23, 2010
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.