Form 10-Q
period 2010-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2010-05-10
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

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

The number of Limited Partnership Units outstanding as of April 30, 2010 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$663	$979
Accounts receivable	215	118
Prepaid expenses	4	6
Investments in equipment and leases, net of accumulated depreciation of $20,806 at March 31, 2010 and $20,794 at December 31, 2009	5,240	5,545

Total assets	$6,122	$6,648

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$51	$51
Lessees and other	350	328
Unearned operating lease income	19	22

Total liabilities	420	401

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	5,702	6,247

Total Partners’ capital	5,702	6,247

Total liabilities and Partners’ capital	$6,122	$6,648

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Leasing activities:
Operating leases	$661	$697
Direct financing leases	5	8
Gain on sales of assets	30	89
Other revenue	—	1

Total revenues	696	795

Expenses:
Depreciation of operating lease assets	236	297
Cost reimbursements to General Partner	80	146
Railcar maintenance	155	162
Equipment and incentive management fees to General Partner	30	19
Taxes on income and franchise fees	5	4
Other management fees	35	19
Professional fees	24	26
Outside services	16	24
Reversal of provision for doubtful accounts	—	(16)
Other	30	11

Total operating expenses	611	692

Net income	$85	$103

Net income:
General Partner	$6	$—
Limited Partners	79	103

	$85	$103

Net income per Limited Liability Partnership Unit	$0.01	$0.01
Weighted average number of Units outstanding	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2010

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2008	12,478,676	$7,442	$—	$7,442
Distributions to Limited Partners ($0.10 per Unit)	—	(1,248)	—	(1,248)
Distributions to General Partner	—	—	(12)	(12)
Net income	—	53	12	65

Balance December 31, 2009	12,478,676	6,247	—	6,247
Distributions to Limited Partners ($0.05 per Unit)	—	(624)	—	(624)
Distributions to General Partner	—	—	(6)	(6)
Net income	—	79	6	85

Balance March 31, 2010	12,478,676	$5,702	$—	$5,702

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net income	$85	$103
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	236	297
Amortization of unearned income on direct finance leases	(5)	(8)
Reversal of provision for doubtful accounts	—	(16)
Gain on sales of assets	(30)	(89)
Changes in operating assets and liabilities:
Accounts receivable	(97)	32
Prepaid expenses	2	3
Accounts payable and accruals due General Partner	—	9
Accounts payable and accruals due lessees and other	22	7
Unearned operating lease income	(3)	27

Net cash provided by operating activities	210	365

Investing activities:
Proceeds from sales of lease assets	87	172
Payments received on direct finance leases	17	17

Net cash provided by investing activities	104	189

Financing activities:
Distributions to Limited Partners	(624)	—
Distributions to General Partner	(6)	—

Net cash used in financing activities	(630)	—

Net (decrease) increase in cash and cash equivalents	(316)	554
Cash and cash equivalents at beginning of period	979	664

Cash and cash equivalents at end of period	$663	$1,218

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$7	$—

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of March 31, 2010, 12,478,676 Units were issued and outstanding.

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

As of March 31, 2010, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after March 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Recent accounting pronouncements:

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and was adopted by the Partnership for its year end 2009 reporting period with no impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Partnership beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Partnership’s financial position, results of operations or cash flows.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2010
Net investment in operating leases	$5,003	$298	$(236)	$5,065
Net investment in direct financing leases	76	—	(13)	63
Assets held for sale or lease, net	466	(354)	—	112

Total	$5,545	$(56)	$(249)	$5,240

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the three months ended March 31, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale was $236 thousand and $297 thousand for the respective three months ended March 31, 2010 and 2009.

All of the equipment on leases was acquired in the years 1995 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance March 31, 2010
Transportation, rail	$23,698	$—	$1,272	$24,970
Materials handling	199	—	—	199
Transportation, other	285	—	—	285

	24,182	—	1,272	25,454
Less accumulated depreciation	(19,179)	(236)	(974)	(20,389)

Total	$5,003	$(236)	$298	$5,065

The average estimated residual value for assets on operating leases was 16% of the assets’ original cost at March 31, 2010 and December 31, 2009.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $95 thousand and $144 thousand for the respective three months ended March 31, 2010 and 2009.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Net investment in direct financing leases:

Investment in direct financing leases consists of transportation and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Total minimum lease payments receivable	$52	$69
Estimated residual values of leased equipment (unguaranteed)	20	20

Investment in direct financing leases	72	89
Less unearned income	(9)	(13)

Net investment in direct financing leases	$63	$76

There were no investments in direct financing leases, net in nonaccrual status as of March 31, 2010 and December 31, 2009.

At March 31, 2010, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2010	$1,293	$52	$1,345
Year ending December 31, 2011	1,030	—	1,030
2012	237	—	237

	$2,560	$52	$2,612

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

During the three months ended March 31, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost reimbursements to General Partner	$80	$146
Equipment and incentive management fees to General Partner	30	19

	$110	$165

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

6. Partners’ Capital:

As of March 31, 2010 and December 31, 2009, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Partners’ Capital (continued):

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2009. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended March 31,
	2010	2009
Distributions	$624	$—
Weighted average number of Units outstanding	12,478,676	12,478,676

Weighted average distributions per Unit	$0.05	$—

7. Fair value measurements:

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

At March 31, 2010 and December 31, 2009, the Partnership had no assets or liabilities that require measurement on a recurring or non-recurring basis.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Fair value measurements (continued):

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

At March 31, 2010 and December 31, 2009, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

As of March 31, 2010, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2010 versus the three months ended March 31, 2009

The Partnership had net income of $85 thousand and $103 thousand for the first quarter of 2010 and 2009, respectively. The results for the first quarter of 2010 reflect a decrease in total revenues offset, in part, by a decline in operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2010 decreased by $99 thousand, or 12%, as compared to the prior year period. The decline was primarily due to a $59 thousand reduction in recognized gains on sales of lease assets and a $36 thousand decline in operating lease revenues.

Gains on sales of lease assets declined as fewer railcar units were disposed of at prices similar to those of the prior year period; and operating lease revenues decreased primarily due to a period over period decline in usage-based rental revenues combined with continued run-off and disposition of lease assets.

Expenses

Total expenses for the first quarter of 2010 decreased by $81 thousand, or 12%, as compared to the prior year period. The net decrease in expenses was primarily due to decreases in costs reimbursed to AFS and depreciation expense totaling $66 thousand and $61 thousand, respectively. These decreases were partially offset by a $19 thousand increase in other expense and a $16 thousand increase in other management fees. In addition, expenses increased as the first quarter 2009 amount included a $16 thousand recovery of a prior period provision related to delinquent receivables.

The period over period decrease in costs reimbursed to AFS was largely due to lower administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the General Partner; and the reduction in depreciation expense was mainly a result of continued run-off and disposition of lease assets.

Other expense increased largely due to higher printing and postage costs related to mailings of investor information, as well as higher railcar storage fees and bank charges; and other management fees was higher due to an increase in the number of railcars managed by a third party manager as inventoried railcars were re-leased during the first quarter of 2010.

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

The changes in the Partnership’s cash flow for the three months ended March 31, 2010 when compared to the prior year period are as follows:

•	Operating Activities

Cash provided by operating activities decreased by $155 thousand, or 42%, for the first quarter of 2010 as compared to the prior year period. The net decrease in cash flow was primarily attributable to an unfavorable year over year three-month change in accounts receivable and unearned operating lease income activities.

The change in accounts receivable reduced cash flow by $129 thousand and was a result of higher level of billings accrued at March 31, 2010, combined with a lower amount of prior year accruals collected in the current quarter. Likewise, the change in unearned operating lease income reduced cash flow by $30 thousand and was attributable to the decrease in unearned rents received and increased amortization of prepaid rents received in previous periods.

•	Investing Activities

Cash provided by investing activities decreased by $85 thousand, or 45%, for the first quarter of 2010 as compared to the prior year period. The decrease in cash flow was mainly due to a period over period decline in proceeds from sales of lease assets as fewer railcar units were sold at prices similar to those realized in the prior year period.

•	Financing Activities

Cash used in financing activities during the first quarter of 2010 increased by $630 thousand when compared to the prior year period. The increase represents first quarter 2010 distributions paid to both the Limited Partners and the General Partner totaling $624 thousand and $6 thousand, respectively. There were no distributions paid during the first quarter of 2009.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. At March 31, 2010, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership’s financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: May 7, 2010

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