Form 10-Q
period 2010-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2010-08-13
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

The number of Limited Partnership Units outstanding as of July 31, 2010 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Cash and cash equivalents	$970	$979
Accounts receivable	198	118
Prepaid expenses	1	6
Investments in equipment and leases, net of accumulated depreciation of $20,805 at June 30, 2010 and $20,794 at December 31, 2009	4,951	5,545

Total assets	$6,120	$6,648

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$45	$51
Lessees and other	327	328
Unearned operating lease income	15	22

Total liabilities	387	401

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	5,733	6,247

Total Partners’ capital	5,733	6,247

Total liabilities and Partners’ capital	$6,120	$6,648

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Leasing activities:
Operating leases	$593	$691	$1,254	$1,388
Direct financing leases	4	7	9	15
Gain (loss) on sales of assets	17	(17)	47	72
Other revenue	2	—	2	1

Total revenues	616	681	1,312	1,476

Expenses:
Depreciation of operating lease assets	220	291	456	588
Cost reimbursements to General Partner	74	148	154	294
Railcar maintenance	166	171	321	333
Equipment and incentive management fees to General Partner	25	20	55	39
Taxes on income and franchise fees	(2)	4	3	8
Other management fees	29	26	64	45
Professional fees	13	10	37	36
Outside services	22	18	38	42
Reversal of provision for doubtful accounts	—	—	—	(16)
Other	38	25	68	36

Total expenses	585	713	1,196	1,405

Net income (loss)	$31	$(32)	$116	$71

Net income (loss)
General Partner	$—	$—	$6	$—
Limited Partners	31	(32)	110	71

	$31	$(32)	$116	$71

Net income per Limited Liability Partnership Unit	$0.00	$0.00	$0.01	$0.01
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2010

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2008	12,478,676	$7,442	$—	$7,442
Distributions to Limited Partners ($0.10 per Unit)	—	(1,248)	—	(1,248)
Distributions to General Partner	—	—	(12)	(12)
Net income	—	53	12	65

Balance December 31, 2009	12,478,676	6,247	—	6,247
Distributions to Limited Partners ($0.05 per Unit)	—	(624)	—	(624)
Distributions to General Partner	—	—	(6)	(6)
Net income	—	110	6	116

Balance June 30, 2010	12,478,676	$5,733	$—	$5,733

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating activities:
Net income (loss)	$31	$(32)	$116	$71
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	220	291	456	588
Amortization of unearned income on direct finance leases	(4)	(7)	(9)	(15)
Reversal of provision for doubtful accounts	—	—	—	(16)
(Gain) loss on sales of assets	(17)	17	(47)	(72)
Changes in operating assets and liabilities:
Accounts receivable	17	(19)	(80)	13
Prepaid expenses	3	2	5	5
Accounts payable and accruals due General Partner	(6)	(26)	(6)	(17)
Accounts payable and accruals due lessees and other	(23)	(19)	(1)	(12)
Unearned operating lease income	(4)	(13)	(7)	14

Net cash provided by operating activities	217	194	427	559

Investing activities:
Proceeds from sales of lease assets	72	55	159	227
Payments received on direct finance leases	18	18	35	35

Net cash provided by investing activities	90	73	194	262

Financing activities:
Distributions to Limited Partners	—	—	(624)	—
Distributions to General Partner	—	—	(6)	—

Net cash used in financing activities	—	—	(630)	—

Net increase (decrease) in cash and cash equivalents	307	267	(9)	821
Cash and cash equivalents at beginning of period	663	1,218	979	664

Cash and cash equivalents at end of period	$970	$1,485	$970	$1,485

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$16	$7	$16

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of June 30, 2010, 12,478,676 Units were issued and outstanding.

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

As of June 30, 2010, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after June 30, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Recent accounting pronouncements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Partnership’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Partnership’s financial statements that include periods beginning on or after January 1, 2011. The Partnership anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2010
Net investment in operating leases	$5,003	$242	$(456)	$4,789
Net investment in direct financing leases	76	—	(26)	50
Assets held for sale or lease, net	466	(354)	—	112

Total	$5,545	$(112)	$(482)	$4,951

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the six months ended June 30, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale was $220 thousand and $291 thousand for the respective three months ended June 30, 2010 and 2009, and was $456 thousand and $588 thousand for the respective six months ended June 30, 2010 and 2009.

All of the equipment on leases was acquired in the years 1995 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance June 30, 2010
Transportation, rail	$23,698	$—	$994	$24,692
Materials handling	199	—	—	199
Transportation, other	285	—	—	285

	24,182	—	994	25,176
Less accumulated depreciation	(19,179)	(456)	(752)	(20,387)

Total	$5,003	$(456)	$242	$4,789

The average estimated residual value for assets on operating leases was 16% of the assets’ original cost at both June 30, 2010 and December 31, 2009.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $91 thousand and $127 thousand for the respective three months ended June 30, 2010 and 2009, and $186 thousand and $270 thousand for the respective six months ended June 30, 2010 and 2009.

Net investment in direct financing leases:

Investment in direct financing leases consists of transportation and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Total minimum lease payments receivable	$35	$69
Estimated residual values of leased equipment (unguaranteed)	20	20

Investment in direct financing leases	55	89
Less unearned income	(5)	(13)

Net investment in direct financing leases	$50	$76

There were no investments in direct financing leases, net in non-accrual status as of June 30, 2010 and December 31, 2009.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net (continued):

At June 30, 2010, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2010	$841	$35	$876
Year ending December 31, 2011	1,030	—	1,030
2012	237	—	237

	$2,108	$35	$2,143

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

(Unaudited)

4. Related party transactions (continued):

During the three and six months ended June 30, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost reimbursements to General Partner	$74	$148	$154	$294
Equipment and incentive management fees to General Partner	25	20	55	39

	$99	$168	$209	$333

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

6. Partners’ Capital:

As of June 30, 2010 and December 31, 2009, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS during the first six months of 2010 and 2009. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Partners’ Capital (continued):

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Distributions	$—	$—	$624	$—
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

Weighted average distributions per Unit	$—	$—	$0.05	$—

7. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

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

At June 30, 2010 and December 31, 2009, the Partnership had no assets or liabilities that require measurement on a recurring or non-recurring basis.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Fair value measurements (continued):

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

At June 30, 2010 and December 31, 2009, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

As of June 30, 2010, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2010 versus the three months ended June 30, 2009

The Partnership had net income of $31 thousand and a net loss of $32 thousand for the three months ended June 30, 2010 and 2009, respectively. The results for the second quarter of 2010 reflect a decrease in total operating expenses offset, in part, by a decline in total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2010 decreased by $65 thousand, or 10%, as compared to the prior year period. The decline was primarily due to a $98 thousand reduction in operating lease revenues offset, in part, by a $34 thousand increase in recognized gains on sales of lease assets.

Operating lease revenues decreased primarily due to a period over period decline in usage-based rental revenues combined with continued run-off and disposition of lease assets; while gains on sales of lease assets increased primarily due to the change in the mix of assets sold.

Expenses

Total expenses for the second quarter of 2010 decreased by $128 thousand, or 18%, as compared to the prior year period. The net decrease in expenses was primarily due to decreases in costs reimbursed to AFS and depreciation expense totaling $74 thousand and $71 thousand, respectively. These decreases were partially offset by a $13 thousand increase in other expense.

The period over period decrease in costs reimbursed to AFS was largely due to lower administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the General Partner; and the reduction in depreciation expense was mainly a result of continued run-off and disposition of lease assets.

Other expense increased largely due to higher printing, postage and photocopying expenses.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

The Partnership had net income of $116 thousand and $71 thousand for the six months ended June 30, 2010 and 2009, respectively. The results for the first half of 2010 reflect a decrease in total operating expenses offset, in part, by a decline in total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2010 decreased by $164 thousand, or 11%, as compared to the prior year period. The decline was primarily due to a $134 thousand decrease in operating lease revenues and a $25 thousand reduction in recognized gains on sales of lease assets.

Operating lease revenues decreased primarily due to a period over period decline in usage-based rental revenues combined with continued run-off and disposition of lease assets. Gains on sales of lease assets declined as fewer railcar units were disposed of at prices similar to those of the prior year period, coupled with the period over period change in the mix of assets sold.

Expenses

Total expenses for the first half of 2010 decreased by $209 thousand, or 15%, as compared to the prior year period. The net decrease in expenses was primarily due to decreases in costs reimbursed to AFS and depreciation expense totaling $140 thousand and $132 thousand, respectively. These decreases were partially offset by a $32 thousand increase in other expense, and a $19 thousand increase in other management fees. In addition, expenses increased as the first half 2009 amount included a $16 thousand recovery of a prior period provision related to delinquent receivables.

The period over period decrease in costs reimbursed to AFS was largely due to lower administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the General Partner; and the reduction in depreciation expense was mainly a result of continued run-off and disposition of lease assets.

Other expense increased largely due to higher printing, postage and photocopying costs, as well as higher railcar storage fees and bank charges; and other management fees was higher due to an increase in the number of railcars managed by a third party manager as inventoried railcars were re-leased during the first half of 2010.

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

The changes in the Partnership’s cash flow for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 are as follows:

The three months ended June 30, 2010 versus the three months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities increased by $23 thousand, or 12%, for the second quarter of 2010 as compared to the prior year period. The net increase in cash flow was primarily attributable to a favorable year over year three-month change in accounts receivable and accounts payable activities partially offset by a reduction in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation.

The favorable change in accounts receivable activities improved cash flow by $36 thousand and was primarily a result of higher level of billings accrued at June 30, 2009 as compared to June 30, 2010. Likewise, the favorable change in accounts payable activities improved cash flow by $16 thousand and was largely due to the lower amount of prior period accruals paid during the second quarter of 2010 as compared to the prior year period.

As a partial offset, the decrease in net operating results, as adjusted for non-cash items, reduced cash flow by $39 thousand and was mainly due to the decline in operating lease revenues.

•	Investing Activities

Cash provided by investing activities increased by $17 thousand, or 23%, for the second quarter of 2010 as compared to the prior year period. The increase in cash flow was mainly due to a period over period increase in proceeds from sales of lease assets, which increased largely due to the change in the mix of assets sold.

•	Financing Activities

The Partnership had no financing activities during the second quarters of 2010 and 2009.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities decreased by $132 thousand, or 24%, for the first half of 2010 as compared to the prior year period. The net decrease in cash flow was primarily attributable to an unfavorable year over year six-month change in accounts receivable activities, a decline in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation, and an unfavorable change in unearned operating lease income. These decreases in cash flow were partially offset by an increase resulting from a favorable year over year six-month change in accounts payable activities.

The change in accounts receivable reduced cash flow by $93 thousand and was primarily a result of higher level of billings accrued at June 30, 2010, combined with a lower amount of prior year accruals collected in the first half of 2010. The decrease in net operating results, as adjusted for non-cash items, reduced cash flow by $40 thousand and was primarily due to the decline in operating lease revenues. Likewise, the change in unearned operating lease income reduced cash flow by $21 thousand and was attributable to the decrease in unearned rents received and increased amortization of prepaid rents received in previous periods.

The favorable change in accounts payable improved cash flow by $22 thousand and was largely a result of lower amounts of prior year accruals paid during the first half of 2010 as compared to the prior year period.

•	Investing Activities

Cash provided by investing activities decreased by $68 thousand, or 26%, for the first half of 2010 as compared to the prior year period. The decrease in cash flow was mainly due to a period over period decline in proceeds from sales of lease assets as fewer railcar units were sold at prices similar to those realized in the prior year period, coupled with the change in the mix of assets sold.

•	Financing Activities

Cash used in financing activities during the first half of 2010 increased by $630 thousand when compared to the prior year period. The increase represents first half 2010 distributions paid to both the Limited Partners and the General Partner totaling $624 thousand and $6 thousand, respectively. There were no distributions paid during the first half of 2009.

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

At June 30, 2010, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: August 12, 2010

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