Form 10-Q
period 2010-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2010-11-15
CIK 927569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

The number of Limited Partnership Units outstanding as of October 31, 2010 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$1,379	$979
Accounts receivable	189	118
Prepaid expenses	6	6
Investments in equipment and leases, net of accumulated depreciation of $20,792 at September 30, 2010 and $20,794 at December 31, 2009	4,684	5,545

Total assets	$6,258	$6,648

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$33	$51
Lessees and other	136	328
Unearned operating lease income	41	22

Total liabilities	210	401

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	6,048	6,247

Total Partners’ capital	6,048	6,247

Total liabilities and Partners’ capital	$6,258	$6,648

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Leasing activities:
Operating leases	$775	$691	$2,029	$2,079
Direct financing leases	2	6	11	21
Gain on sales of assets	36	33	83	105
Other revenue	1	2	3	3

Total revenues	814	732	2,126	2,208

Expenses:
Depreciation of operating lease assets	237	235	693	823
Cost reimbursements to General Partner	74	161	228	455
Railcar maintenance	100	126	421	459
Equipment and incentive management fees to General Partner	19	17	74	56
Taxes on income and franchise fees	(3)	—	—	8
Other management fees	30	30	94	75
Professional fees	5	9	42	45
Outside services	12	5	50	47
Provision for (reversal of provision for) doubtful accounts	—	12	—	(4)
Other	25	31	93	67

Total operating expenses	499	626	1,695	2,031

Net income	$315	$106	$431	$177

Net income:
General Partner	$—	$—	$6	$—
Limited Partners	315	106	425	177

	$315	$106	$431	$177

Net income per Limited Liability Partnership Unit	$0.02	$0.01	$0.03	$0.01
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2010

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2008	12,478,676	$7,442	$—	$7,442
Distributions to Limited Partners ($0.10 per Unit)	—	(1,248)	—	(1,248)
Distributions to General Partner	—	—	(12)	(12)
Net income	—	53	12	65

Balance December 31, 2009	12,478,676	6,247	—	6,247
Distributions to Limited Partners ($0.05 per Unit)	—	(624)	—	(624)
Distributions to General Partner	—	—	(6)	(6)
Net income	—	425	6	431

Balance September 30, 2010	12,478,676	$6,048	$—	$6,048

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating activities:
Net income	$315	$106	$431	$177
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	237	235	693	823
Amortization of unearned income on direct finance leases	(2)	(6)	(11)	(21)
Provision for (reversal of provision for) doubtful accounts	—	12	—	(4)
Gain on sales of assets	(36)	(33)	(83)	(105)
Changes in operating assets and liabilities:
Accounts receivable	9	61	(71)	74
Prepaid expenses and other assets	(5)	(6)	—	(1)
Accounts payable and accruals due General Partner	(12)	11	(18)	(6)
Accounts payable and accruals due lessees and other	(191)	(7)	(192)	(19)
Unearned operating lease income	26	(3)	19	11

Net cash provided by operating activities	341	370	768	929

Investing activities:
Proceeds from sales of lease assets	97	65	256	292
Payments received on direct finance leases	16	16	51	51
Improvements to lease equipment	(45)	—	(45)	—

Net cash provided by investing activities	68	81	262	343

Financing activities:
Distributions to Limited Partners	—	—	(624)	—
Distributions to General Partner	—	—	(6)	—

Net cash used in financing activities	—	—	(630)	—

Net increase in cash and cash equivalents	409	451	400	1,272
Cash and cash equivalents at beginning of period	970	1,485	979	664

Cash and cash equivalents at end of period	$1,379	$1,936	$1,379	$1,936

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1	$—	$8	$16

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of September 30, 2010, 12,478,676 Units were issued and outstanding.

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

As of September 30, 2010, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2010
Net investment in operating leases	$5,003	$339	$(693)	$4,649
Net investment in direct financing leases	76	—	(41)	35
Assets held for sale or lease, net	466	(466)	—	—

Total	$5,545	$(127)	$(734)	$4,684

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the respective three and nine months ended September 30, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale was $237 thousand and $235 thousand for the respective three months ended September 30, 2010 and 2009, and was $693 thousand and $823 thousand for the respective nine months ended September 30, 2010 and 2009.

All of the equipment on leases was acquired in the years 1995 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance September 30, 2010
Transportation, rail	$23,698	$45	$1,214	$24,957
Material handling	199	—	—	199
Transportation, other	285	—	—	285

	24,182	45	1,214	25,441
Less accumulated depreciation	(19,179)	(693)	(920)	(20,792)

Total	$5,003	$(648)	$294	$4,649

The average estimated residual value for assets on operating leases was 15% and 16% of the assets’ original cost at September 30, 2010 and December 31, 2009, respectively.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $89 thousand and $114 thousand for the respective three months ended September 30, 2010 and 2009, and $275 thousand and $384 thousand for the respective nine months ended September 30, 2010 and 2009.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net (continued):

Net investment in direct financing leases:

Investment in direct financing leases consists of transportation and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Total minimum lease payments receivable	$17	$69
Estimated residual values of leased equipment (unguaranteed)	20	20

Investment in direct financing leases	37	89
Less unearned income	(2)	(13)

Net investment in direct financing leases	$35	$76

There were no net investments in direct financing leases in non-accrual status as of September 30, 2010 and December 31, 2009.

At September 30, 2010, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2010	$406	$17	$423
Year ending December 31, 2011	1,052	—	1,052
2012	237	—	237

	$1,695	$17	$1,712

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

As defined in the Partnership agreement, incentive management fees are computed as 4% of distributions of cash from operations; equipment management fees are computed as 3.5% of gross revenues from operating leases plus 2% of gross revenues from full payout leases.

During the three and nine months ended September 30, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost reimbursements to General Partner	$74	$161	$228	$455
Equipment and incentive management fees to General Partner	19	17	74	56

	$93	$178	$302	$511

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

6. Partners’ capital:

As of September 30, 2010 and December 31, 2009, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Partners’ capital (continued):

Limited Partnership Agreement, additional allocations of income were made to AFS during the first nine months of 2010 and for the year ended December 31, 2009. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

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

At September 30, 2010 and December 31, 2009, the Partnership had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

At September 30, 2010 and December 31, 2009, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

As of September 30, 2010, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2010 versus the three months ended September 30, 2009

The Partnership had net income of $315 thousand and $106 thousand for the three months ended September 30, 2010 and 2009, respectively. The results for the third quarter of 2010 reflect a decrease in total operating expenses coupled with an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2010 increased by $82 thousand, or 11%, as compared to the prior year period. The growth in revenues was primarily due to an $84 thousand increase in operating lease revenues. The increase in operating lease revenues was primarily due to the resolution of an item previously held in suspense offset, in part, by a period over period decline in usage-based rental revenues combined with continued run-off and disposition of lease assets.

Expenses

Total expenses for the third quarter of 2010 decreased by $127 thousand, or 20%, as compared to the prior year period. The net decrease in expenses was primarily due to decreases in costs reimbursed to AFS and railcar maintenance costs coupled with a favorable period over period change in the provision for doubtful accounts.

The period over period decrease in costs reimbursed to AFS was largely due to lower administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the General Partner; and, railcar maintenance costs declined by $26 thousand as the third quarter of 2009 amount included repairs and maintenance expenses relative to off-lease railcars which were subsequently re-leased in 2010.

Moreover, the provision for doubtful accounts decreased by $12 thousand as a result of a third quarter 2009 reserve established for delinquent railcar receivables.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The Partnership had net income of $431 thousand and $177 thousand for the nine months ended September 30, 2010 and 2009, respectively. The results for the first nine months of 2010 reflect a decrease in total operating expenses offset, in part, by a decline in total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2010 decreased by $82 thousand, or 4%, as compared to the prior year period. The decline was primarily due to decreases in operating lease revenues and gains recognized on sales of lease assets.

Operating lease revenues decreased by $50 thousand primarily due to a period over period decline in usage-based rental revenues combined with continued run-off and disposition of lease assets. These decreases in operating lease revenues were offset, in part, by an increase resulting from the resolution of certain items previously held in suspense.

Gains on sales of lease assets declined by $22 thousand as fewer railcar units were disposed of at prices similar to those of the prior year period, coupled with the period over period change in the mix of assets sold.

Expenses

Total expenses for the first nine months of 2010 decreased by $336 thousand, or 17%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in costs reimbursed to AFS, depreciation expense and railcar maintenance costs offset, in part, by increases in other expense and other management fees.

Costs reimbursed to AFS declined by $227 thousand largely due to lower administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the General Partner; and, depreciation expense decreased by $130 thousand mainly as a result of continued run-off and disposition of lease assets. In addition, railcar maintenance costs declined by $38 thousand as the prior year period amount included repairs and maintenance expenses relative to off-lease railcars which were subsequently re-leased in 2010.

Partially offsetting the aforementioned decreases in expenses were increases in other expense and other management fees totaling $26 thousand and $19 thousand, respectively. The increase in other expense was largely due to higher printing, postage and photocopying costs related to investor communications, as well as higher railcar storage fees; and, the increase in other management fees was primarily a result of an increase in the number of railcars managed by a third party manager as inventoried railcars were re-leased during the first nine months of 2010.

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

The changes in the Partnership’s cash flow for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 are as follows:

The three months ended September 30, 2010 versus the three months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities for the third quarter of 2010 decreased by $29 thousand, or 8%, as compared to the prior year period. The net decrease in cash flow was primarily attributable to an unfavorable year over year three-month change in accounts payable and accrued liabilities coupled with an unfavorable change in accounts receivable offset, in part, by an increase in net operating results as adjusted for non-cash items, such as gains on sales of assets and depreciation expense.

The unfavorable change in accounts payable and accrued liabilities reduced cash flow by $207 thousand and was largely due to the resolution of an item previously held in suspense. The change in accounts receivable further reduced cash flow by $52 thousand and was primarily a result of a higher amount of prior quarter accruals collected during the third quarter of 2009 as compared to the current year quarter.

As a partial offset, the increase in net operating results as adjusted for non-cash items improved cash flow by $200 thousand. The increase was mainly a result of an increase in operating lease revenues coupled with decreases in costs reimbursed to the Managing Member.

•	Investing Activities

Cash provided by investing activities for the third quarter of 2010 decreased by $13 thousand, or 16%, as compared to the prior year period. The decrease in cash flow was mainly due to $45 thousand of capitalized improvement costs associated with certain railcars offset by a $32 thousand period over period increase in proceeds from sales of lease assets, which increased largely due to the change in the mix of assets sold.

•	Financing Activities

The Partnership had no financing activities during the third quarters of 2010 and 2009.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities for the first nine months of 2010 decreased by $161 thousand, or 17%, as compared to the prior year period. The net decrease in cash flow was primarily attributable to an unfavorable year over year nine-month change in accounts payable and accrued liabilities, and an unfavorable change in accounts receivable offset, in part, by an increase in net operating results as adjusted for non-cash items, such as gains on sales of assets and depreciation expense.

The unfavorable change in accounts payable and accrued liabilities reduced cash flow by $185 thousand. It was largely due to the resolution of an item previously held in suspense. Likewise, the unfavorable change in accounts receivable reduced cash by $145 thousand. The decrease was primarily a result of a higher level of billings accrued at September 30, 2010, combined with a lower amount of prior year accruals collected in the first nine months of 2010.

As a partial offset, the increase in net operating results as adjusted for non-cash items improved cash flow by $160 thousand. The increase was mainly due to lower costs reimbursed to AFS offset, in part, by a decline in operating lease revenues.

•	Investing Activities

Cash provided by investing activities for the first nine months of 2010 decreased by $81 thousand, or 24%, as compared to the prior year period. The decrease in cash flow was mainly due to $45 thousand of capitalized improvement costs associated with certain railcars offset by a $36 thousand decrease in proceeds from sales of lease assets, which decreased as fewer railcar units were sold at prices similar to those realized in the prior year period, coupled with the change in the mix of assets sold.

•	Financing Activities

Cash used in financing activities during the first nine months of 2010 increased by $630 thousand when compared to the prior year period. The increase represents first half 2010 distributions paid to both the Limited Partners and the General Partner totaling $624 thousand and $6 thousand, respectively. There were no distributions paid during the first half of 2009.

In a normal economy, if inflation in the general economy becomes significant, it may affect the Partnership in as much as the residual (resale) values and rates on re-leases of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase as such rates are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Conversely, should interest rates remain low or decrease, the rates that the Partnership can obtain on renewals, or future lease or financing transactions will be expected to remain constant or decline. Leases already in place, for the most part, would not be affected by changes in interest rates.

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

At September 30, 2010, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Partnership evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Partnership’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Partnership’s critical accounting policies since December 31, 2009.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 12, 2010

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