Form 10-K
period 2010-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2011-03-24
CIK 927569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2010

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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  Not applicable

The number of Limited Partnership Units outstanding as of February 28, 2011 was 12,478,676.

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of December 31, 2010, 12,478,676 Units were issued and outstanding.

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

As of December 31, 2010, the Partnership remains in the liquidation phase of its life cycle as defined in the Partnership Agreement.

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

The Partnership only purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2010, the Partnership had purchased equipment with a total acquisition price of $208.3 million.

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

During 2010 and 2009, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Central States Enterprises	Railcars	42%	40%
Transamerica Leasing	Containers	14%	18%
Interstate Commodities	Railcars	16%	14%
Bunge Corporation	Railcars	12%	12%
Rail Tex, Inc.	Railcars	*	11%

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2010 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Railcars and locomotives	$60,101	28.85%
Manufacturing	36,342	17.45%
Transportation	27,465	13.18%
Construction	24,507	11.76%
Materials handling	16,237	7.80%
Office automation	16,048	7.70%
Containers	15,379	7.38%
Mining	7,919	3.80%
Other *	4,322	2.08%
	$208,320	100.00%

* Individual amounts included in “Other” represent no more than 2% of the total.

	Purchase Price	Percentage
	Excluding	of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Transportation, rail	$55,996	26.88%
Electronics and manufacturing	29,031	13.94%
Business services	28,361	13.61%
Mining	24,793	11.90%
Transportation, other	23,217	11.14%
Manufacturing, other	18,922	9.08%
Oil and gas	16,536	7.94%
Communications	5,282	2.54%
Other *	6,182	2.97%
	$208,320	100.00%

* Individual amounts included in “Other” represent less than 1% of the total.

Through December 31, 2010, the Partnership had disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost,
	Excluding		Excess of Rents
Asset Types	Acquisition Fees	Sales Price	Over Expenses*
Railcars and locomotives	$39,463	$25,549	$34,475
Manufacturing	36,342	8,151	32,015
Transportation	25,191	5,921	24,769
Construction	24,507	4,355	27,631
Office automation	16,048	1,786	15,559
Materials handling	16,037	3,994	19,238
Containers	15,379	1,977	16,388
Mining	7,919	2,064	7,866
Other	3,238	494	2,665
	$184,124	$54,291	$180,606

* Includes only those expenses directly related to the production of the related rents

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2010, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4.  [RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Partnership Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2010, a total of 5,863 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2010. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2010. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2010, the value of the Partnership’s assets, calculated on this basis, was approximately $0.62 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership.

Distributions were paid in March and December 2010, and December 2009. The annualized rate for distributions from 2010 and 2009 operations was $0.15 and $0.10 per Unit, respectively.  The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the General Partner.

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

Pursuant to the guidelines of the Limited Partnership Agreement, the Partnership began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2002. As of December 31, 2010, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

As of December 31, 2010 and 2009, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2010	2009
Transportation, rail	82%	74%
Transportation, containers	16%	20%

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues during 2010 and 2009 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Central States Enterprises	Railcars	42%	40%
Transamerica Leasing	Containers	14%	18%
Interstate Commodities	Railcars	16%	14%
Bunge Corporation	Railcars	12%	12%
Rail Tex, Inc.	Railcars	*	11%
* Less than 10%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s equipment on lease was acquired in the years 1995 through 1997. The utilization percentage of existing assets under lease was 100% and 97% when calculated at December 31, 2010 and 2009, respectively.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2010 versus 2009

The Partnership had net income of $473 thousand and $65 thousand for the years ended December 31, 2010 and 2009, respectively. The 2010 results reflect a decline in operating expenses offset, in part, by a decrease in total revenues when compared to the prior year.

Revenues

Total revenues for 2010 decreased by $64 thousand, or 2%, as compared to the prior year. The decline was primarily due to decreases in operating and direct financing lease revenues and gains recognized on sales of lease assets.

Operating lease revenues decreased by $32 thousand primarily due to a year over year decline in usage-based rental revenues combined with continued run-off and disposition of lease assets. Likewise, direct financing lease revenues was reduced by $14 thousand largely due to run-off of the lease portfolio.

Gains on sales of lease assets declined by $12 thousand as fewer railcar units were disposed of at prices similar to those of the prior year, coupled with the year over year change in the mix of assets sold.

Expenses

Total expenses for 2010 decreased by $472 thousand, or 17%, as compared to the prior year. The net decline in expenses was primarily due to decreases in costs reimbursed to AFS, depreciation expense, railcar maintenance costs, and income and franchise tax fees offset, in part, by increases in other management fees and other expense.

Costs reimbursed to AFS declined by $327 thousand largely due to lower administrative costs allocated to the Fund to better align costs with the Partnership’s dwindling operations. Depreciation expense was reduced by $127 thousand mainly as a result of continued run-off and disposition of lease assets. In addition, railcar maintenance costs declined by $49 thousand as the prior year amount included repairs and maintenance expenses relative to off-lease railcars which were subsequently re-leased in 2010; and, franchise fees and state taxes declined by $20 thousand primarily as a result of a year over year reduction in estimated tax liabilities.

Partially offsetting the aforementioned decreases in expenses were increases in other management fees and other expense totaling $22 thousand and $20 thousand, respectively. The increase in other management fees was primarily a result of an increase in the number of railcars managed by a third party manager as inventoried railcars were re-leased during 2010; and, the increase in other expense was largely due to higher printing, postage and photocopying costs related to investor communications, as well as higher freight and shipping costs.

Capital Resources and Liquidity

At December 31, 2010 and 2009, the Partnership’s cash and cash equivalents totaled $446 thousand and $979 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from leasing activities. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off rental.

In a normal economy, if inflation in the general economy becomes significant, it may affect the Partnership in as much as the residual (resale) values of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase as such rates are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

The Partnership currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$1,000	$1,158
Investing activities	358	417
Financing activities	(1,891)	(1,260)
Net (decrease) increase in cash and cash equivalents	$(533)	$315

Operating Activities

Cash provided by operating activities for the year of 2010 decreased by $158 thousand, or 14%, as compared to the prior year. The net decrease in cash flow was largely due to an increase in receivables, and a decrease in the Partnership’s accrued liabilities offset, in part, by the year over year increase in net income from operations.

The increase in receivables was largely due to a higher level of billings accrued at December 31, 2010 as compared to the prior year. The decrease in the Partnership’s accrued liabilities was mainly due to the resolution of an item previously held in suspense.

Investing Activities

Cash provided by investing activities for 2010 decreased by $59 thousand, or 14%, as compared to the prior year. The decrease in cash flow was a result of $45 thousand of capitalized improvement costs associated with certain railcars coupled with a $14 thousand decrease in proceeds from sales of lease assets, which decreased as fewer railcar units were sold at prices similar to those realized in 2009, coupled with the change in the mix of assets sold.

Financing Activities

Cash used in financing activities during 2010 increased by $631 thousand when compared to the prior year. The increase represents a year over year increase in distributions paid to both Limited Partners and the General Partner totaling $624 thousand and $7 thousand, respectively.

Non-Recourse Long-Term Debt

The Partnership’s long-term borrowings were generally non-recourse to the Partnership, that is, the only recourse of the lender was to the equipment or corresponding lease acquired with the loan proceeds. As of December 31, 2010 and 2009, the Partnership had no outstanding non-recourse debt. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

Off-Balance Sheet Transactions

None.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ATEL Cash Distribution Fund VI, L.P.

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. (“Partnership”) as of December 31, 2010 and 2009, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Partnership’s General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 22, 2011

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009
ASSETS

Cash and cash equivalents	$446	$979
Accounts receivable	183	118
Prepaid expenses	4	6
Investments in equipment and leases, net of accumulated depreciation of $20,773 at December 31, 2010 and $20,794 at December 31, 2009	4,410	5,545
Total assets	$5,043	$6,648

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued liabilities:
General Partner	$49	$51
Lessees and other	132	328
Unearned operating lease income	33	22
Total liabilities	214	401

Commitments and contingencies

Partners’ capital:
General Partner	-	-
Limited Partners	4,829	6,247
Total Partners’ capital	4,829	6,247
Total liabilities and Partners’ capital	$5,043	$6,648

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	2010	2009
Revenues:
Leasing activities:
Operating leases	$2,578	$2,610
Direct financing leases	13	27
Gain on sales of assets	109	121
Other revenue	4	10
Total revenues	2,704	2,768

Expenses:
Depreciation of operating lease assets	899	1,026
Cost reimbursements to General Partner	308	635
Railcar maintenance	552	601
Equipment and incentive management fees to General Partner	110	110
Taxes on income and franchise fees	(10)	10
Other management fees	121	99
Professional fees	50	56
Outside services	67	68
Reversal of provision for doubtful accounts	-	(16)
Other	134	114
	2,231	2,703
Net income	$473	$65

Net income:
General Partner	$19	$12
Limited Partners	454	53
	$473	$65

Net income per Limited Liability Partnership Unit	$0.04	$0.00
Weighted average number of Units outstanding	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General
	Units	Amount	Partner	Total
Balance December 31, 2008	12,478,676	$7,442	$-	$7,442
Distributions to Limited Partners ($0.10 per Unit)	-	(1,248)	-	(1,248)
Distributions to General Partner	-	-	(12)	(12)
Net income	-	53	12	65
Balance December 31, 2009	12,478,676	6,247	-	6,247
Distributions to Limited Partners ($0.15 per Unit)	-	(1,872)	-	(1,872)
Distributions to General Partner	-	-	(19)	(19)
Net income	-	454	19	473
Balance December 31, 2010	12,478,676	$4,829	$-	$4,829

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009
Operating activities:
Net income	$473	$65
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	899	1,026
Reversal of provision for doubtful accounts	-	(16)
Amortization of unearned income on direct financing leases	(13)	(27)
Gain on sales of assets	(109)	(121)
Changes in operating assets and liabilities:
Accounts receivable	(65)	199
Prepaid expenses and other assets	2	-
Accounts payable and accruals due to General Partner	(2)	9
Accounts payable and accruals due to lessees and other	(196)	16
Unearned operating lease income	11	7
Net cash provided by operating activities	1,000	1,158

Investing activities:
Proceeds from sales of lease assets	334	348
Payments received on direct financing leases	69	69
Improvements to lease equipment	(45)	-
Net cash provided by investing activities	358	417

Financing activities:
Distributions to Limited Partners	(1,872)	(1,248)
Distributions to General Partner	(19)	(12)
Net cash used in financing activities	(1,891)	(1,260)

Net (decrease) increase in cash and cash equivalents	(533)	315
Cash and cash equivalents at beginning of year	979	664
Cash and cash equivalents at end of year	$446	$979

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$8	$16

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of December 31, 2010, 12,478,676 Units were issued and outstanding.

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

As of December 31, 2010, the Partnership remains in the liquidation phase of its life cycle, as defined in the Partnership Agreement, and is generally making distributions on an annual basis or at the discretion of the General Partner.

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2010 and 2009, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on capital or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after December 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions with no less than $10 billion in assets, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating or direct financing leases.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. Interest and penalties on such taxes are considered to be insignificant. For the year ended December 31, 2010, the Partnership recorded an estimated income and franchise tax benefit of $10 thousand as compared to an expense of $10 thousand for the year ended December 31, 2009. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements as of December 31, 2010 and 2009 as follows (in thousands):

	2010	2009
Financial statement basis of net assets	$4,829	$6,247
Tax basis of net assets (unaudited)	13,586	13,975
Difference (unaudited)	$(8,757)	$(7,728)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Net income per financial statements	$473	$65
Tax adjustments (unaudited):
Adjustment to depreciation expense	892	1,026
Provision for losses and doubtful accounts	-	(16)
Adjustments to gain on sales of assets	225	226
Adjustments to revenues and other items	(88)	49
Income per federal tax return (unaudited)	$1,502	$1,350

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the year.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Partnership anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 is effective as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Partnership’s financial statements that include periods beginning on or after December 15, 2010. The adoption of this ASU did not have a material effect on the Partnership’s financial position or results of operations; however, it did add additional disclosures which have been included in Note 2.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement.” ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which are effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Partnership beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Partnership’s financial position, results of operations or cash flows.

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

As of December 31, 2010 and 2009, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2010	2009
Transportation, rail	82%	74%
Transportation, containers	16%	20%

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

3.  Concentration of credit risk and major customers (continued):

During 2010 and 2009, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Central States Enterprises	Railcars	42%	40%
Transamerica Leasing	Containers	14%	18%
Interstate Commodities	Railcars	16%	14%
Bunge Corporation	Railcars	12%	12%
Rail Tex, Inc.	Railcars	*	11%
* Less than 10%

4.  Provision for credit losses:

Activity in the allowance for doubtful accounts consists of the following (in thousands):

Allowance for Doubtful Accounts
Balance December 31, 2008	$16
Adjustments to provision	(16)
Balance December 31, 2009	-
Adjustments to provision	-
Balance December 31, 2010	$-

The Partnership did not record an allowance for credit losses against its financing receivables and/or its operating lease receivables during the years ended December 31, 2010 and 2009. At December 31, 2010, the Partnership’s net investment in financing receivables was nominal.

5.  Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2010
Net investment in operating leases	$5,003	$286	$(899)	$4,390
Net investment in direct financing leases	76	-	(56)	20
Assets held for sale or lease, net	466	(466)	-	-
Total	$5,545	$(180)	$(955)	$4,410

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of these reviews, management determined that no impairment losses existed in either 2010 or 2009.

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment was $899 thousand and $1.0 million for 2010 and 2009, respectively.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

5.  Investments in equipment and leases, net (continued):

All of the property on leases was acquired from 1995 through 1997.

Operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance December 31, 2010
Transportation, rail	$23,698	$45	$936	$24,679
Materials handling	199	-	-	199
Transportation, other	285	-	-	285
	24,182	45	936	25,163
Less accumulated depreciation	(19,179)	(899)	(695)	(20,773)
Total	$5,003	$(854)	$241	$4,390

The average estimated residual value for assets on operating leases was 15% and 16% of the assets’ original cost at December 31, 2010 and 2009, respectively.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $370 thousand and $489 thousand for the years ended December 31, 2010 and 2009, respectively. There were no operating leases in nonaccrual status as of December 31, 2010 and 2009.

Direct financing leases:

Investment in direct financing leases consists of various transportation and ground support equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Total minimum lease payments receivable	$-	$69
Estimated residual values of leased equipment (unguaranteed)	20	20
Investment in direct financing leases	20	89
Less unearned income	-	(13)
Net investment in direct financing leases	$20	$76

There were no investments in direct financing leases, net in nonaccrual status as of December 31, 2010 and 2009.

At December 31, 2010, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2011	$1,068	$-	$1,068
2012	237	-	237
	$1,305	$-	$1,305

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

During the years ended December 31, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	2010	2009
Cost reimbursements to General Partner and/or affiliates	$308	$635
Equipment and incentive management fees to General Partner	110	110
	$418	$745

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

8.  Partners’ capital:

As of December 31, 2010 and 2009, 12,478,676 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Partners, as defined. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners.

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

As defined in the Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2010 and 2009. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners for the years ended December 31, 2010 and 2009 were as follows (in thousands except Units and per Unit data):

	2010	2009
Distributions	$1,872	$1,248
Weighted average number of Units outstanding	12,478,676	12,478,676
Weighted average distributions per Unit	$0.15	$0.10

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

9.  Fair value measurements (continued):

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

At December 31, 2010 and 2009, the Partnership had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

At December 31, 2010 and 2009, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as they are applicable to the Partnership, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2010.

This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Dean L. Cash, age 60, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 57, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 52, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2010.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2010 and 2009 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

General Partner’s Interest in Operating Proceeds

As defined in the Partnership Agreement, the Partnership’s Net income, Net losses Distributions and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Part II, Item 8, Financial Statements and Supplementary Data, of this report for the amounts allocated to the General and Limited Partners in 2010 and 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2010, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit fees with its principal auditors as follows (in thousands):

	2010	2009
Audit fees	$32	$37
Other	1	1
	$33	$38

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
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2010 and 2009
Statements of Income for the years ended December 31, 2010 and 2009
Statements of Changes in Partners’ Capital for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009
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

Date: March 22, 2011

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	President and Chief Executive Officer of
Dean L. Cash	ATEL Financial Services, LLC (General Partner)	March 22, 2011

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief
Paritosh K. Choksi	Operating Officer of ATEL Financial Services, LLC (General Partner)	March 22, 2011

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial
Samuel Schussler	Services, LLC (General Partner)	March 22, 2011

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.