Form 10-Q
period 2011-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2011-05-16
CIK 927569

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Partnership Units outstanding as of April 30, 2011 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$778	$446
Accounts receivable, net of allowance for doubtful accounts of $2 as of March 31, 2011 and $0 as of December 31, 2010	211	183
Prepaid expenses	3	4
Investments in equipment and leases, net of accumulated depreciation of $20,814 at March 31, 2011 and $20,773 at December 31, 2010	4,185	4,410
Total assets	$5,177	$5,043
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$9	$49
Lessees and other	118	132
Unearned operating lease income	26	33
Total liabilities	153	214
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	5,024	4,829
Total Partners’ capital	5,024	4,829
Total liabilities and Partners’ capital	$5,177	$5,043

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Leasing activities:
Operating leases	$625	$661
Direct financing leases	—	5
Gain on sales of assets	25	30
Total revenues	650	696
Expenses:
Depreciation of operating lease assets	188	236
Cost reimbursements to General Partner	67	80
Railcar maintenance	99	155
Equipment and incentive management fees to General Partner	17	30
Taxes on income and franchise fees	1	5
Other management fees	30	35
Professional fees	16	24
Outside services	11	16
Provision for doubtful accounts	2	—
Other	24	30
Total operating expenses	455	611
Net income	$195	$85
Net income:
General Partner	$—	$6
Limited Partners	195	79
	$195	$85
Net income per Limited Liability Partnership Unit	$0.02	$0.01
Weighted average number of Units outstanding	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2011
(in thousands except units and per unit data)
(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2009	12,478,676	$6,247	$—	$6,247
Distributions to Limited Partners ($0.15 per Unit)	—	(1,872)	—	(1,872)
Distributions to General Partner	—	—	(19)	(19)
Net income	—	454	19	473
Balance December 31, 2010	12,478,676	4,829	—	4,829
Net income	—	195	—	195
Balance March 31, 2011	12,478,676	$5,024	$—	$5,024

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$195	$85
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	188	236
Provision for doubtful accounts	2	—
Gain on sales of assets	(25)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(30)	(97)
Prepaid expenses	1	2
Accounts payable and accruals due General Partner	(40)	—
Accounts payable and accruals due lessees and other	(14)	22
Unearned operating lease income	(7)	(3)
Net cash provided by operating activities	270	215
Investing activities:
Proceeds from sales of lease assets	62	87
Principal payments received on direct financing leases	—	12
Net cash provided by investing activities	62	99
Financing activities:
Distributions to Limited Partners	—	(624)
Distributions to General Partner	—	(6)
Net cash used in financing activities	—	(630)
Net increase (decrease) in cash and cash equivalents	332	(316)
Cash and cash equivalents at beginning of period	446	979
Cash and cash equivalents at end of period	$778	$663
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$7

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of March 31, 2011, 12,478,676 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Partnership (Note 5). The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of March 31, 2011, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after March 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

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

Recent accounting pronouncements:

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Partnership anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Partnership anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses:

Activity in the allowance for doubtful accounts consists of the following (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Balance December 31, 2009	$—
Adjustments to provision	—
Balance December 31, 2010	—
Provision	2
Balance March 31, 2011	$2

At March 31, 2011, the entire allowance for doubtful accounts represents reserves against operating lease receivables. There was no such allowance at December 31, 2010. As of March 31, 2011, the Partnership had no investment in financing receivables. Such net investment in financing receivables was nominal at December 31, 2010.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2011
Net investment in operating leases	$4,390	$(17)	$(188)	$4,185
Net investment in direct financing leases	20	(20)	—	—
Total	$4,410	$(37)	$(188)	$4,185

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the respective three months ended March 31, 2011 and 2010.

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment was $188 thousand and $236 thousand for the respective three months ended March 31, 2011 and 2010.

All of the equipment on leases was acquired in the years 1995 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance March 31, 2011
Transportation, rail	$24,679	$—	$(184)	$24,495
Materials handling	199	—	—	199
Transportation, other	285	—	20	305
	25,163	—	(164)	24,999
Less accumulated depreciation	(20,773)	(188)	147	(20,814)
Total	$4,390	$(188)	$(17)	$4,185

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at March 31, 2011 and December 31, 2010, respectively.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $100 thousand and $172 thousand for the respective three months ended March 31, 2011 and 2010.

Net investment in direct financing leases:

The Partnership’s remaining direct financing lease terminated during the second half of 2010. However, at December 31, 2010, the Partnership retained a $20 thousand residual position in the equipment underlying the terminated direct financing lease. During the first quarter of 2011, such equipment was re-leased under short-term operating leases. At March 31, 2011, the Partnership had no remaining investments in direct financing leases.

At March 31, 2011, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2011	$1,237
Year ending December 31, 2012	312
2013	63
$1,612

5. Related party transactions:

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

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred.

Incentive management fees are computed as 4% of distributions of cash from operations, as defined in the Partnership Agreement. Equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Partnership Agreement.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three months ended March 31, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost reimbursements to General Partner	$67	$80
Equipment and incentive management fees to General Partner	17	30
	$84	$110

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

7. Partners’ capital:

As of March 31, 2011 and December 31, 2010, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

The Partnership has the right, exercisable at the General Partner’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Partnership is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Agreement of Limited Partnership. The repurchase would be at the discretion of the General Partner on terms it determines to be appropriate under given circumstances, in the event that the General Partner deems such repurchase to be in the best interest of the Partnership; provided, the Partnership is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS for the year ended December 31, 2010. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Partners’ capital: - (continued)

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended March 31,
	2011	2010
Distributions	$—	$624
Weighted average number of Units outstanding	12,478,676	12,478,676
Weighted average distributions per Unit	$—	$0.05

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

As of March 31, 2011, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2011 versus the three months ended March 31, 2010

The Partnership had net income of $195 thousand and $85 thousand for the three months ended March 31, 2011 and 2010, respectively. The results for the first quarter of 2011 reflect a decrease in total expenses offset, in part, by a decline in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2011 decreased by $46 thousand, or 7%, as compared to the prior year period, largely due to a $36 thousand decline in operating lease revenues. The decrease in operating lease revenues was primarily due to a period over period decline in usage-based rental revenues offset, in part, by higher rents derived from certain operating leases that were renewed at higher rates during the first quarter of 2011.

Expenses

Total expenses for the first quarter of 2011 decreased by $156 thousand, or 26%, as compared to the prior year period. The net reduction in expenses was primarily attributable to decreases in railcar maintenance costs, depreciation expense, management fees paid to AFS and cost reimbursements to AFS.

Railcar maintenance costs declined by $56 thousand largely due to the continued decline in the number of railcars owned by the Partnership, consistent with a Fund in liquidation. Depreciation expense decreased by $48 thousand mainly as a result of continued run-off and disposition of lease assets. In addition, management fees paid to AFS declined by $13 thousand primarily due to the absence of distributions of cash from operations paid to investors during the current year quarter, which impacted the calculation of management fees. Costs reimbursed to AFS also declined by $13 thousand largely due to lower administrative costs allocated to the Fund to better align costs with the Partnership’s declining operations.

Capital Resources and Liquidity

At March 31, 2011 and December 31, 2010, the Partnership’s cash and cash equivalents totaled $778 thousand and $446 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three months ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$270	$215
Investing activities	62	99
Financing activities	—	(630)
Net increase (decrease) in cash and cash equivalents	$332	$(316)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2011 increased by $55 thousand, or 26%, as compared to the prior year period. The net increase in cash flow was largely due to a period over period increase in net income from operations and increased collection of accounts receivable offset, in part, by a decrease in depreciation of lease assets consistent with continued sales and dispositions of lease assets, and increased payments made against accrued expenses reimbursable to the General Partner, and railcar maintenance costs.

Investing Activities

Cash provided by investing activities for the first quarter of 2011 decreased by $37 thousand as compared to the prior year period. The decrease in cash flow was a result of a $25 thousand decrease in proceeds from sales of lease assets and a $12 thousand decrease in principal payments received on direct financing leases.

The decrease in proceeds from sales of lease assets reflects a period over period decrease in the number and mix of assets sold. Payments received on direct financing leases decreased as the Partnership’s sole direct financing lease terminated during the latter half of 2010.

Financing Activities

The Partnership had no financing activities during the first quarter of 2011. By comparison, an approximate $630 thousand was used in financing activities during the prior year quarter, representing distributions paid to both Limited Partners and the General Partner totaling $624 thousand and $6 thousand, respectively.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part I, Item 1, Financial Statements (Unaudited).

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

The Partnership’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Partnership’s critical accounting policies since December 31, 2010.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Item 4. [Removed and Reserved].

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

Date: May 16, 2011

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