Form 10-Q
period 2011-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2011-08-12
CIK 927569

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Partnership Units outstanding as of July 31, 2011 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,175	$446
Accounts receivable, net of allowance for doubtful accounts of $1 as of June 30, 2011 and $0 as of December 31, 2010	206	183
Prepaid expenses and other assets	1	4
Investments in equipment and leases, net of accumulated depreciation of $20,918 at June 30, 2011 and $20,773 at December 31, 2010	3,983	4,410
Total assets	$5,365	$5,043
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$22	$49
Lessees and other	90	132
Unearned operating lease income	19	33
Total liabilities	131	214
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	5,234	4,829
Total Partners’ capital	5,234	4,829
Total liabilities and Partners’ capital	$5,365	$5,043

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

   FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Leasing activities:
Operating leases	$656	$593	$1,281	$1,254
Direct financing leases	—	4	—	9
Gain on sales of assets	12	17	37	47
Other revenue	—	2	—	2
Total revenues	668	616	1,318	1,312
Expenses:
Depreciation of operating lease assets	183	220	371	456
Cost reimbursements to General Partner	60	74	127	154
Railcar maintenance	121	166	220	321
Equipment and incentive management fees to General Partner	18	25	35	55
Taxes on income and franchise fees	1	(2)	2	3
Other management fees	26	29	56	64
Professional fees	3	13	19	37
Outside services	14	22	25	38
(Reversal of provision) provision for doubtful accounts	(1)	—	1	—
Other	33	38	57	68
Total operating expenses	458	585	913	1,196
Net income	$210	$31	$405	$116
Net income:
General Partner	$—	$—	$—	$6
Limited Partners	210	31	405	110
	$210	$31	$405	$116
Net income per Limited Liability Partnership Unit	$0.02	$0.00	$0.03	$0.01
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2011
(in thousands, except units and per unit data)
(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2009	12,478,676	$6,247	$—	$6,247
Distributions to Limited Partners ($0.15 per Unit)	—	(1,872)	—	(1,872)
Distributions to General Partner	—	—	(19)	(19)
Net income	—	454	19	473
Balance December 31, 2010	12,478,676	4,829	—	4,829
Net income	—	405	—	405
Balance June 30, 2011	12,478,676	$5,234	$—	$5,234

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating activities:
Net income	$210	$31	$405	$116
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	183	220	371	456
(Reversal of provision) provision for doubtful accounts	(1)	—	1	—
Gain on sales of assets	(12)	(17)	(37)	(47)
Changes in operating assets and liabilities:
Accounts receivable	6	17	(24)	(80)
Prepaid expenses and other assets	2	3	3	5
Accounts payable, General Partner	13	(6)	(27)	(6)
Accounts payable, other	(28)	(23)	(42)	(1)
Unearned operating lease income	(7)	(4)	(14)	(7)
Net cash provided by operating activities	366	221	636	436
Investing activities:
Proceeds from sales of assets	31	72	93	159
Principal payments received on direct financing leases	—	14	—	26
Net cash provided by investing activities	31	86	93	185
Financing activities:
Distributions to Limited Partners	—	—	—	(624)
Distributions to General Partner	—	—	—	(6)
Net cash used in financing activities	—	—	—	(630)
Net increase (decrease) in cash and cash equivalents	397	307	729	(9)
Cash and cash equivalents at beginning of period	778	663	446	979
Cash and cash equivalents at end of period	$1,175	$970	$1,175	$970
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$6	$—	$6	$7

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of June 30, 2011, 12,478,676 Units were issued and outstanding.

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

As of June 30, 2011, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after June 30, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Partnership anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses:

Activity in the allowance for doubtful accounts consists of the following (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Balance December 31, 2009	$—	$—	$—	$—	$—
Provision	—	—	—	—	—
Balance December 31, 2010	—	—	—	—	—
Provision	—	1	—	—	1
Balance June 30, 2011	$—	$1	$—	$—	$1

At June 30, 2011, the entire allowance for doubtful accounts represents reserves against operating lease receivables. There was no such allowance at December 31, 2010. As of June 30, 2011, the Partnership had no investment in financing receivables. Such net investment in financing receivables was nominal at December 31, 2010.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2011
Net investment in operating leases	$4,390	$(36)	$(371)	$3,983
Net investment in direct financing leases	20	(20)	—	—
Total	$4,410	$(56)	$(371)	$3,983

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the respective six months ended June 30, 2011 and 2010.

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment totaled $183 thousand and $220 thousand for the respective three months ended June 30, 2011 and 2010, and was $371 thousand and $456 thousand for the respective six months ended June 30, 2011 and 2010.

All of the equipment on leases was acquired in the years 1995 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance June 30, 2011
Transportation, rail	$24,679	$—	$(282)	$24,397
Transportation, other	285	—	20	305
Materials handling	199	—	—	199
	25,163	—	(262)	24,901
Less accumulated depreciation	(20,773)	(371)	226	(20,918)
Total	$4,390	$(371)	$(36)	$3,983

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at June 30, 2011 and December 31, 2010, respectively.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $131 thousand and $128 thousand for the respective three months ended June 30, 2011 and 2010, and $232 thousand and $300 thousand for the respective six months ended June 30, 2011 and 2010.

At June 30, 2011, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Six months ending December 31, 2011	$752
Year ending December 31, 2012	312
2013	63
$1,127

Net investment in direct financing leases:

The Partnership’s remaining direct financing lease terminated during the second half of 2010. However, at December 31, 2010, the Partnership retained a $20 thousand residual position in the equipment underlying the terminated direct financing lease. During the first quarter of 2011, such equipment was re-leased under short-term operating leases. At June 30, 2011, the Partnership had no remaining investments in direct financing leases.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three and six months ended June 30, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost reimbursements to General Partner	$60	$74	$127	$154
Equipment and incentive management fees to General Partner	18	25	35	55
	$78	$99	$162	$209

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

7. Partners’ capital:

As of June 30, 2011 and December 31, 2010, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners were as follows (in thousands except units and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Distributions	$—	$—	$—	$624
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676
Weighted average distributions per Unit	$—	$—	$—	$0.05

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

As of June 30, 2011, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2011 versus the three months ended June 30, 2010

The Partnership had net income of $210 thousand and $31 thousand for the three months ended June 30, 2011 and 2010, respectively. The results for the second quarter of 2011 reflect a decrease in total expenses coupled with an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2011 increased by $52 thousand, or 8%, as compared to the prior year period largely due to a $63 thousand increase in operating lease revenues.

Operating lease revenues increased as a direct financing lease which matured at the end of 2010 was renewed as an operating lease during the first quarter of 2011, coupled with the impact of certain off-lease equipment which were re-leased under operating leases subsequent to June 30, 2010. Such increases were partially offset by continued run-off and disposition of lease assets.

Expenses

Total expenses for the second quarter of 2011 decreased by $127 thousand, or 22%, as compared to the prior year period. The net decrease in expenses was primarily due to decreases in railcar maintenance costs, depreciation expense, professional fees and outside services expense, and costs reimbursed to AFS.

Railcar maintenance costs declined by $45 thousand largely due to the continued decline in the number of railcars owned by the Partnership, consistent with a Fund in liquidation. Depreciation expense decreased by $37 thousand mainly as a result of continued run-off and disposition of lease assets.

Combined, professional fees and outside services expense declined by $18 thousand largely due to lower audit and tax related fees; and, costs reimbursed to AFS was reduced by $14 thousand mainly due to lower administrative costs allocated to the Fund to better align costs with the Partnership’s declining operations.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

The Partnership had net income of $405 thousand and $116 thousand for the six months ended June 30, 2011 and 2010, respectively. The results for the first half of 2011 reflect a decrease in total operating expenses and a nominal increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2011 was comparable to that of the prior year period. The $6 thousand period over period variance was mainly comprised of a $27 thousand increase in operating lease revenues offset, in part, by a $10 thousand decline in recognized gain on sales of assets and a $9 thousand decrease in direct financing lease revenues.

Operating lease revenues increased as a direct financing lease which matured at the end of 2010 was renewed as an operating lease during the first quarter of 2011, coupled with the impact of certain off-lease equipment which were re-leased under operating leases subsequent to June 30, 2010. Such increases were partially offset by a period over period decline in usage-based rental revenues and continued run-off and disposition of lease assets.

Gain on sales of assets declined primarily due to lower volume and the change in the mix of assets sold; and, direct financing lease revenues decreased mainly as a result of continued run-off of the portfolio.

Expenses

Total expenses for the first half of 2011 decreased by $283 thousand, or 24%, as compared to the prior year period. The net decrease in expenses was primarily due to decreases in railcar maintenance costs, depreciation expense, professional fees and outside services expense, costs reimbursed to AFS and management fees paid to AFS.

Railcar maintenance costs declined by $101 thousand primarily as a result of the continued decline in the number of railcars owned by the Partnership. Likewise, depreciation expense decreased by $85 thousand largely due to continued run-off and disposition of lease assets.

Professional fees and outside services expense declined by $31 thousand primarily due to lower audit and tax related fees. Costs reimbursed to AFS decreased by $27 thousand largely as a result of lower administrative costs allocated to the Fund to better align costs with the Partnership’s declining operations. Finally, management fees paid to AFS declined by $20 thousand primarily due to the absence of distributions of cash from operations paid to investors during the current year period, which impacted the calculation of management fees, coupled with the continued decline in managed assets and related rents.

Capital Resources and Liquidity

At June 30, 2011 and December 31, 2010, the Partnership’s cash and cash equivalents totaled $1.2 million and $446 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$366	$221	$636	$436
Investing activities	31	86	93	185
Financing activities	—	—	—	(630)
Net increase (decrease) in cash and cash equivalents	$397	$307	$729	$(9)

The three months ended June 30, 2011 versus the three months ended June 30, 2010

Operating Activities

Cash provided by operating activities for the three months ended June 30, 2011 increased by $145 thousand, or 66%, as compared to the prior year period. The net increase in cash flow was largely due to a period over period increase in net income from operations.

Investing Activities

Cash provided by investing activities for the second quarter of 2011 decreased by $55 thousand, or 64%, as compared to the prior year period. The decrease in cash flow was a result of a $41 thousand decrease in proceeds from sales of lease assets and a $14 thousand decrease in principal payments received on direct financing leases.

The decrease in proceeds from sales of lease assets reflects a period over period decrease in the number and mix of assets sold. Payments received on direct financing leases decreased as the Partnership’s sole direct financing lease terminated during the latter half of 2010.

Financing Activities

The Partnership had no financing activities during the second quarters of 2011 and 2010.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

Operating Activities

Cash provided by operating activities for the first half of 2011 increased by $200 thousand, or 46%, as compared to the prior year period. The net increase in cash flow was largely due to a period over period increase in net income from operations and increased collection of accounts receivable offset, in part, by a decrease in depreciation of lease assets (non-cash item added back to net income) consistent with continued sales and dispositions of lease assets, and increased payments made against accrued expenses relative to railcar maintenance expenses and costs reimbursable to the General Partner.

Investing Activities

Cash provided by investing activities for the first half of 2011 decreased by $92 thousand, or 50%, as compared to the prior year period. The decrease in cash flow was a result of a $66 thousand decrease in proceeds from sales of lease assets and a $26 thousand decrease in principal payments received on direct financing leases.

The decrease in proceeds from sales of lease assets reflects a period over period decrease in volume and the change in the mix of assets sold. Payments received on direct financing leases decreased as the Partnership’s sole direct financing lease terminated during the latter half of 2010.

Financing Activities

The Partnership had no financing activities during the first half of 2011. By comparison, an approximate $630 thousand was used in financing activities during the prior year period, representing distributions paid to both Limited Partners and the General Partner totaling $624 thousand and $6 thousand, respectively.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the General Partner.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2011, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: August 12, 2011

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