Form 10-Q
period 2011-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2011-11-14
CIK 927569

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

The number of Limited Partnership Units outstanding as of October 31, 2011 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,587	$446
Accounts receivable	159	183
Prepaid expenses and other assets	4	4
Investments in equipment and leases, net of accumulated depreciation of $20,987 at September 30, 2011 and $20,773 at December 31, 2010	3,799	4,410
Total assets	$5,549	$5,043
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$18	$49
Lessees and other	93	132
Unearned operating lease income	15	33
Total liabilities	126	214
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	5,423	4,829
Total Partners’ capital	5,423	4,829
Total liabilities and Partners’ capital	$5,549	$5,043

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Leasing activities:
Operating leases	$602	$775	$1,883	$2,029
Direct financing leases	—	2	—	11
Gain on sales of assets	22	36	59	83
Other revenue	1	1	1	3
Total revenues	625	814	1,943	2,126
Expenses:
Depreciation of operating lease assets	161	237	532	693
Cost reimbursements to General Partner	61	74	188	228
Railcar maintenance	136	100	356	421
Equipment and incentive management fees to General Partner	17	19	52	74
Taxes on income and franchise fees	1	(3)	3	—
Other management fees	31	30	87	94
Professional fees	3	5	22	42
Outside services	17	12	42	50
Reversal of provision for doubtful accounts	(1)	—	—	—
Other	10	25	67	93
Total operating expenses	436	499	1,349	1,695
Net income	$189	$315	$594	$431
Net income:
General Partner	$—	$—	$—	$6
Limited Partners	189	315	594	425
	$189	$315	$594	$431
Net income per Limited Liability Partnership Unit	$0.02	$0.02	$0.05	$0.03
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011
(in thousands except units and per unit data)
(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2009	12,478,676	$6,247	$—	$6,247
Distributions to Limited Partners ($0.15 per Unit)	—	(1,872)	—	(1,872)
Distributions to General Partner	—	—	(19)	(19)
Net income	—	454	19	473
Balance December 31, 2010	12,478,676	4,829	—	4,829
Net income	—	594	—	594
Balance September 30, 2011	12,478,676	$5,423	$—	$5,423

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010

(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating activities:
Net income	$189	$315	$594	$431
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	161	237	532	693
Reversal of provision for doubtful accounts	(1)	—	—	—
Gain on sales of assets	(22)	(36)	(59)	(83)
Changes in operating assets and liabilities:
Accounts receivable	48	9	24	(71)
Prepaid expenses and other assets	(3)	(5)	—	—
Accounts payable, General Partner	(4)	(12)	(31)	(18)
Accounts payable, other	3	(191)	(39)	(192)
Unearned operating lease income	(4)	26	(18)	19
Net cash provided by operating activities	367	343	1,003	779
Investing activities:
Proceeds from sales of assets	45	97	138	256
Principal payments received on direct financing leases	—	14	—	40
Improvements to lease equipment	—	(45)	—	(45)
Net cash provided by investing activities	45	66	138	251
Financing activities:
Distributions to Limited Partners	—	—	—	(624)
Distributions to General Partner	—	—	—	(6)
Net cash used in financing activities	—	—	—	(630)
Net increase in cash and cash equivalents	412	409	1,141	400
Cash and cash equivalents at beginning of period	1,175	970	446	979
Cash and cash equivalents at end of period	$1,587	$1,379	$1,587	$1,379
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$1	$6	$8

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of September 30, 2011, 12,478,676 Units were issued and outstanding.

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

As of September 30, 2011, the Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement and is making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Recent accounting pronouncements:

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The amendments in this update were adopted by the Partnership on July 1, 2011, and for purposes of measuring impairment, were applied retrospectively to January 1, 2011. The Partnership evaluated the guidance included in 2011-02 and has determined that it does not result in any new troubled debt restructurings that should be reported.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Partnership’s financial position or results of operations.

3. Provision for credit losses:

The Partnership had no allowance for credit losses at both September 30, 2011 and December 31, 2010.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses: - (continued)

As of September 30, 2011, the Partnership had no investment in financing receivables. Such net investment in financing receivables was nominal at December 31, 2010.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2011
Net investment in operating leases	$4,390	$(69)	$(528)	$3,793
Net investment in direct financing leases	20	(20)	—	—
Assets held for sale or lease, net	—	10	(4)	6
Total	$4,410	$(79)	$(532)	$3,799

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No assets were identified as impaired during management’s review for the respective three- and nine-month periods ended September 30, 2011 and 2010.

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment totaled $161 thousand and $237 thousand for the respective three months ended September 30, 2011 and 2010, and was $532 thousand and $693 thousand for the respective nine months ended September 30, 2011 and 2010.

All of the equipment on leases was acquired in the years 1995 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance September 30, 2011
Transportation, rail	$24,679	$—	$(397)	$24,282
Transportation, other	285	—	10	295
Material handling	199	—	—	199
	25,163	—	(387)	24,776
Less accumulated depreciation	(20,773)	(528)	318	(20,983)
Total	$4,390	$(528)	$(69)	$3,793

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at September 30, 2011 and December 31, 2010, respectively.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $126 thousand and $124 thousand for the respective three months ended September 30, 2011 and 2010, and $358 thousand and $424 thousand for the respective nine months ended September 30, 2011 and 2010.

At September 30, 2011, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Three months ending December 31, 2011	$338
Year ending December 31, 2012	372
2013	123
2014	35
$868

Net investment in direct financing leases:

The Partnership’s remaining direct financing lease terminated during the second half of 2010. However, at December 31, 2010, the Partnership retained a $20 thousand residual position in the equipment underlying the terminated direct financing lease. During the first quarter of 2011, such equipment was re-leased under short-term operating leases. At September 30, 2011, the Partnership had no remaining investments in direct financing leases.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three and nine months ended September 30, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost reimbursements to General Partner	$61	$74	$188	$228
Equipment and incentive management fees to General Partner	17	19	52	74
	$78	$93	$240	$302

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

7. Partners’ capital:

As of September 30, 2011 and December 31, 2010, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

As of September 30, 2011, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2011 versus the three months ended September 30, 2010

The Partnership had net income of $189 thousand and $315 thousand for the three months ended September 30, 2011 and 2010, respectively. The results for the third quarter of 2011 reflect a decrease in total revenues offset, in part, by a decrease in total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2011 decreased by $189 thousand, or 23%, as compared to the prior year period largely due to a $173 thousand decrease in operating lease revenues.

The decrease in operating lease revenues was largely due to the impact of a third quarter 2010 adjustment resulting from the resolution of an item previously held in suspense and continued run-off and disposition of lease assets. These were partially offset by the impact of revenues from new operating leases which resulted from the renewal of an expired direct financing lease, and the re-leasing of certain off-lease assets subsequent to September 30, 2010.

Expenses

Total expenses for the third quarter of 2011 decreased by $63 thousand, or 13%, as compared to the prior year period. The net reduction in expenses was primarily due to decreases in depreciation expense, other expense, and costs reimbursed to AFS offset, in part, by an increase in railcar maintenance costs.

Depreciation expense decreased by $76 thousand mainly as a result of continued run-off and disposition of lease assets. Other expense declined by $15 thousand largely due to lower printing, postage and photocopying costs; and, costs reimbursed to AFS decreased by $13 thousand primarily as a result of lower administrative costs allocated to the Fund to better align costs with the Partnership’s declining operations.

Partially offsetting the aforementioned decreases in expenses was a $36 thousand increase in railcar maintenance expense as the prior year amount included a partial reversal of the then existing accruals in order to reflect lower actual cost.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The Partnership had net income of $594 thousand and $431 thousand for the nine months ended September 30, 2011 and 2010, respectively. The results for the first nine months of 2011 reflect a decrease in total operating expenses partially offset by a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2011 decreased by $183 thousand, or 9%, as compared to the prior year period largely due to a $146 thousand decrease in operating lease revenues and a $24 thousand decline in gain on sales of assets.

The decrease in operating lease revenues was largely due to the impact of a third quarter 2010 adjustment resulting from the resolution of an item previously held in suspense, a period over period decline in contingent rents, and continued run-off and disposition of lease assets. These were partially offset by the impact of revenues from new operating leases which resulted from the renewal of an expired direct financing lease, and the re-leasing of certain off-lease assets subsequent to September 30, 2010.

Gain on sales of assets declined primarily due to the lower volume and the change in the mix of assets sold during the first nine months of 2011.

Expenses

Total expenses for the first nine months of 2011 decreased by $346 thousand, or 20%, as compared to the prior year period. The net reduction in expenses was primarily due to decreases in the following expenses: depreciation, railcar maintenance expense, costs reimbursed to AFS, other expense and management fees paid to AFS.

Depreciation expense decreased by $161 thousand largely due to continued run-off and disposition of lease assets. Likewise, railcar maintenance costs declined by $65 thousand primarily as a result of the continued decline in the number of railcars owned by the Partnership, consistent with a Fund in liquidation. Costs reimbursed to AFS decreased by $40 thousand primarily as a result of lower administrative costs allocated to the Fund to better align costs with the Partnership’s declining operations; and, other expense declined by $26 thousand largely as a result of lower postage, storage, printing and photocopying costs. Moreover, management fees paid to AFS declined by $22 thousand primarily due to the absence of distributions of cash from operations paid to investors during the current year period, which impacted the calculation of management fees, coupled with the continued decline in managed assets and related rents.

Capital Resources and Liquidity

At September 30, 2011 and December 31, 2010, the Partnership’s cash and cash equivalents totaled $1.6 million and $446 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$367	$343	$1,003	$779
Investing activities	45	66	138	251
Financing activities	—	—	—	(630)
Net increase in cash and cash equivalents	$412	$409	$1,141	$400

The three months ended September 30, 2011 versus the three months ended September 30, 2010

During the three months ended September 30, 2011 and 2010, the Partnership’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and proceeds from sales of lease assets. During the same periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

During the nine months ended September 30, 2011 and 2010, the Partnership’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and proceeds from sales of lease assets. During the same periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. In addition, during the prior year period, cash was used to pay distributions to both the Limited Partners and the General Partner totaling $624 thousand and $6 thousand, respectively. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2011, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 14, 2011

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