Form 10-K
period 2011-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2012-03-15
CIK 927569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 29, 2012 was 12,478,676.

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the initial Limited Partners’ Units, and the offering terminated. As of December 31, 2011, 12,478,676 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (see Note 5 to the financial statements included in Item 8 of this report). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of December 31, 2011, the Partnership remains in the liquidation phase of its life cycle as defined in the Partnership Agreement.

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

The Partnership only purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2011, the Partnership had purchased equipment with a total acquisition price of $208.3 million.

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

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2011	2010
Central States Enterprises	Railcars	38%	42%
Interstate Commodities	Railcars	24%	16%
Transamerica Leasing	Containers	14%	14%
Bunge Corporation	Railcars	13%	12%

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2011 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Railcars and locomotives	$60,101	28.85%
Manufacturing	36,342	17.45%
Transportation	27,465	13.18%
Construction	24,507	11.76%
Materials handling	16,237	7.80%
Office automation	16,048	7.70%
Containers	15,379	7.38%
Mining	7,919	3.80%
Other *	4,322	2.08%
	$208,320	100.00%
*	Individual amounts included in “Other” represent no more than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$53,140	25.51%
Electronics and manufacturing	29,031	13.94%
Business services	28,361	13.61%
Mining	24,793	11.90%
Transportation, other	23,217	11.14%
Manufacturing, other	18,922	9.08%
Oil and gas	16,536	7.94%
Communications	5,282	2.54%
Food products	2,856	1.37%
Other *	6,182	2.97%
	$208,320	100.00%
*	Individual amounts included in “Other” represent less than 1% of the total.

Through December 31, 2011, the Partnership had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost, Excluding Acquisition Fees	Sales Price	Excess of Rents Over Expenses*
Railcars and locomotives	$39,463	$25,549	$34,475
Manufacturing	36,342	8,151	32,015
Transportation	25,191	5,921	24,769
Construction	24,507	4,355	27,631
Office automation	16,048	1,786	15,559
Materials handling	16,037	3,994	19,238
Containers	15,941	2,185	17,111
Mining	7,919	2,064	7,866
Other	3,238	494	2,665
	$184,686	$54,499	$181,329
*	Includes only those expenses directly related to the production of the related rents

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2011, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. [REMOVED AND RESERVED]

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

Holders

As of December 31, 2011, a total of 5,843 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2011. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2011. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2011, the value of the Partnership’s assets, calculated on this basis, was approximately $0.60 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

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

Distributions were paid in December 2011, and March and December 2010. The annualized rates for distributions from 2011 and 2010 operations were $0.13 and $0.15 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the General Partner.

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

Pursuant to the guidelines of the Limited Partnership Agreement, the Partnership began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2002. As of December 31, 2011, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

As of December 31, 2011 and 2010, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2011	2010
Transportation, rail	72%	70%
Transportation, containers	14%	16%
Food products	12%	12%

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues during 2011 and 2010 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2011	2010
Central States Enterprises	Railcars	38%	42%
Interstate Commodities	Railcars	24%	16%
Transamerica Leasing	Containers	14%	14%
Bunge Corporation	Railcars	13%	12%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s equipment on lease was acquired in the years 1995 through 1997. The utilization percentage of existing assets under lease was 100% at both December 31, 2011 and 2010.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2011 versus 2010

The Partnership had net income of $717 thousand and $473 thousand for the years ended December 31, 2011 and 2010, respectively. The 2011 results reflect a decline in operating expenses partially offset by a decrease in total revenues when compared to the prior year.

Revenues

Total revenues for 2011 decreased by $83 thousand, or 3%, as compared to the prior year largely due to a $52 thousand decrease in operating lease revenues, a $14 thousand decline in gain on sales of assets, and a $13 thousand decrease in direct financing lease revenues.

The decrease in operating lease revenues was largely due to the impact of a 2010 adjustment resulting from the resolution of an item previously held in suspense, a year over year decline in contingent rents, and continued run-off and disposition of lease assets. These were partially offset by the impact of revenues from new operating leases which resulted from the renewal of an expired direct financing lease, and the re-leasing of certain off-lease assets subsequent to December 31, 2010. Direct financing lease revenues declined as the Fund’s portfolio of direct financing leases matured during 2010.

Gain on sales of assets declined primarily due to the lower volume and the change in the mix of assets sold during 2011.

Expenses

Total expenses for 2011 decreased by $327 thousand, or 15%, as compared to the prior year. The net reduction in expenses was primarily due to decreases in the following expenses: depreciation, costs reimbursed to AFS, other expense, railcar maintenance expense and professional fees.

The decrease in depreciation expense totaled $206 thousand and was largely due to continued run-off and disposition of lease assets. Costs reimbursed to AFS decreased by $55 thousand primarily as a result of lower administrative costs allocated to the Fund to better align costs with the Partnership’s declining operations. Likewise, other expense declined by $25 thousand largely as a result of lower postage, storage, printing and photocopying costs.

Railcar maintenance costs declined by $24 thousand primarily as a result of the continued decline in the number of railcars owned by the Partnership, consistent with a Fund in liquidation; and, professional fees declined by $20 thousand largely due to a year over year decrease in audit related fees.

Capital Resources and Liquidity

At December 31, 2011 and 2010, the Partnership’s cash and cash equivalents totaled $205 thousand and $446 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from leasing activities. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off- rental.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2011	2010
Net cash provided by (used in):
Operating activities	$1,253	$1,013
Investing activities	207	345
Financing activities	(1,701)	(1,891)
Net decrease in cash and cash equivalents	$(241)	$(533)

2011 versus 2010

During the years ended December 31, 2011 and 2010, the Partnership’s primary source of liquidity were cash flows from its portfolio of operating lease contracts and proceeds from sales of lease assets.

During the same comparative years, cash was mainly used to pay periodic distributions to both the Limited Partners and the General Partner totaling a combined $1.7 million and $1.9 million during 2011 and 2010, respectively. During the same years, cash was also used to pay trade payables and other expenses. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2011, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 21.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ATEL Cash Distribution Fund VI, L.P.

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. (“Partnership”) as of December 31, 2011 and 2010, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Partnership’s General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 15, 2012

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
ASSETS
Cash and cash equivalents	$205	$446
Accounts receivable	204	183
Prepaid expenses and other assets	3	4
Investments in equipment and leases, net of accumulated depreciation of $21,017 at December 31, 2011 and $20,773 at December 31, 2010	3,605	4,410
Total assets	$4,017	$5,043
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$78	$49
Lessees and other	87	132
Unearned operating lease income	7	33
Total liabilities	172	214
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	3,845	4,829
Total Partners’ capital	3,845	4,829
Total liabilities and Partners’ capital	$4,017	$5,043

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	2011	2010
Revenues:
Leasing activities:
Operating leases	$2,526	$2,578
Direct financing leases	—	13
Gain on sales of assets	95	109
Other revenue	—	4
Total revenues	2,621	2,704
Expenses:
Depreciation of operating lease assets	693	899
Cost reimbursements to General Partner	253	308
Railcar maintenance	528	552
Equipment and incentive management fees to General Partner	112	110
Taxes on income and franchise fees	3	(10)
Other management fees	113	121
Professional fees	30	50
Outside services	63	67
Other	109	134
Total operating expenses	1,904	2,231
Net income	$717	$473
Net income:
General Partner	$17	$19
Limited Partners	700	454
	$717	$473
Net income per Limited Liability Partnership Unit	$0.06	$0.04
Weighted average number of Units outstanding	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2009	12,478,676	$6,247	$—	$6,247
Distributions to Limited Partners ($0.15 per Unit)	—	(1,872)	—	(1,872)
Distributions to General Partner	—	—	(19)	(19)
Net income	—	454	19	473
Balance December 31, 2010	12,478,676	4,829	—	4,829
Distributions to Limited Partners ($0.13 per Unit)	—	(1,684)	—	(1,684)
Distributions to General Partner	—	—	(17)	(17)
Net income	—	700	17	717
Balance December 31, 2011	12,478,676	$3,845	$—	$3,845

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
Operating activities:
Net income	$717	$473
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	693	899
Gain on sales of assets	(95)	(109)
Changes in operating assets and liabilities:
Accounts receivable	(21)	(65)
Prepaid expenses and other assets	1	2
Accounts payable, General Partner	29	(2)
Accounts payable, other	(45)	(196)
Unearned operating lease income	(26)	11
Net cash provided by operating activities	1,253	1,013
Investing activities:
Proceeds from sales of assets	207	334
Principal payments received on direct financing leases	—	56
Improvements to lease equipment	—	(45)
Net cash provided by investing activities	207	345
Financing activities:
Distributions to Limited Partners	(1,684)	(1,872)
Distributions to General Partner	(17)	(19)
Net cash used in financing activities	(1,701)	(1,891)
Net decrease in cash and cash equivalents	(241)	(533)
Cash and cash equivalents at beginning of year	446	979
Cash and cash equivalents at end of year	$205	$446
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$6	$8

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the initial Limited Partners’ Units, and the offering terminated. As of December 31, 2011, 12,478,676 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (see Note 5). The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of December 31, 2011, the Partnership remains in the liquidation phase of its life cycle, as defined in the Partnership Agreement, and is generally making distributions on an annual basis or at the discretion of the General Partner.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2011 and 2010, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after December 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places the majority of its cash deposits in noninterest-bearing transaction accounts which are fully insured, without limit, through December 31, 2012 under the Dodd-Frank amendment to the Federal Deposit Insurance Act. This unlimited coverage is separate from, and in addition to, the coverage provided to depositors with other accounts held at a depository institution insured by the Federal Deposit Insurance Corporation. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating or direct financing leases.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. Interest and penalties on such taxes are considered to be insignificant. For the year ended December 31, 2010, the Partnership recorded an income and franchise tax benefit of $10 thousand. Such benefit was utilized during 2011 to offset related income and franchise taxes. The net tax expense recorded for the year ended December 31, 2011 was $3 thousand. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements as of December 31, 2011 and 2010 as follows (in thousands):

	2011	2010
Financial statement basis of net assets	$3,845	$4,829
Tax basis of net assets (unaudited)	13,369	13,586
Difference (unaudited)	$(9,524)	$(8,757)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Net income per financial statements	$717	$473
Tax adjustments (unaudited):
Adjustment to depreciation expense	682	892
Provision for losses and doubtful accounts	—	—
Adjustments to gain on sales of assets	113	225
Adjustments to revenues and other items	(27)	(88)
Income per federal tax return (unaudited)	$1,485	$1,502

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Partnership’s financial position or results of operations.

3. Concentration of credit risk and major customers:

At its current stage of liquidation, the Partnership’s remaining assets under lease are concentrated in three major industries for 2011 and 2010 spread across eight and seven lessees, respectively. The leases provide for the return of the equipment upon default.

The Partnership is no longer acquiring equipment. As assets have been sold upon maturity of the related leases, concentrations have arisen in certain industries due to the decreasing number of remaining leases and assets.

As of December 31, 2011 and 2010, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2011	2010
Transportation, rail	72%	70%
Transportation, containers	14%	16%
Food products	12%	12%

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2011	2010
Central States Enterprises	Railcars	38%	42%
Interstate Commodities	Railcars	24%	16%
Transamerica Leasing	Containers	14%	14%
Bunge Corporation	Railcars	13%	12%

4. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2011
Net investment in operating leases	$4,390	$(102)	$(688)	$3,600
Net investment in direct financing leases	20	(20)	—	—
Assets held for sale or lease, net	—	10	(5)	5
Total	$4,410	$(112)	$(693)	$3,605

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of these reviews, management determined that no impairment losses existed for the respective years ended December 31, 2011 and 2010.

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment was $693 thousand and $899 thousand for 2011 and 2010, respectively.

All of the property on leases was acquired from 1995 through 1997.

Net investment in operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance December 31, 2011
Transportation, rail	$24,679	$—	$(562)	$24,117
Transportation, other	285	—	10	295
Materials handling	199	—	—	199
	25,163	—	(552)	24,611
Less accumulated depreciation	(20,773)	(688)	450	(21,011)
Total	$4,390	$(688)	$(102)	$3,600

The average estimated residual value for assets on operating leases was 13% and 15% of the assets’ original cost at December 31, 2011 and 2010, respectively.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $459 thousand and $532 thousand for the years ended December 31, 2011 and 2010, respectively. There were no operating leases in non-accrual status as of December 31, 2011 and 2010.

At December 31, 2011, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Year ending December 31, 2012	$934
2013	685
2014	410
$2,029

Net investment in direct financing leases:

The Partnership’s remaining direct financing lease terminated during the second half of 2010. However, at December 31, 2010, the Partnership retained a $20 thousand residual position in the equipment underlying the terminated direct financing lease. During the first quarter of 2011, such equipment was re-leased under short-term operating leases. At December 31, 2011, the Partnership had no remaining investments in direct financing leases.

5. Related party transactions:

The terms of the Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Related party transactions: - (continued)

The Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. The Partnership will be liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Partnership.

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

During the years ended December 31, 2011 and 2010, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	2011	2010
Cost reimbursements to General Partner and/or affiliates	$253	$308
Equipment and incentive management fees to General Partner	112	110
	$365	$418

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

7. Partners’ capital:

As of December 31, 2011 and 2010, 12,478,676 Units were issued and outstanding, including the 50 Units issued to the initial Limited Partners, as defined. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the initial Limited Partners.

The Partnership has the right, exercisable at the General Partner’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Partnership is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Agreement of Limited Partnership. The repurchase would be at the discretion of the General Partner on terms it determines to be appropriate under given circumstances, in the event that the General Partner deems such repurchase to be in the best interest of the Partnership; provided, the Partnership is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Partners’ capital: - (continued)

investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2011 and 2010. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners for the years ended December 31, 2011 and 2010 were as follows (in thousands except Units and per Unit data):

	2011	2010
Distributions	$1,684	$1,872
Weighted average number of Units outstanding	12,478,676	12,478,676
Weighted average distributions per Unit	$0.13	$0.15

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2011.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services, LLC (“AFS”) (the General Partner) is held by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

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

Dean L. Cash, age 61, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 58, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 53, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2011.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2011 and 2010 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.

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

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership’s equipment and in supervising other ongoing services and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 3.5% of the gross lease revenues from “operating” leases, as defined, and (ii) 2% of gross lease revenues from “full payout” leases, as defined, which contain net lease provisions. See Note 5 to the Financial Statements included at Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts paid.

Incentive Management Fees

As compensation for its services rendered in establishing and maintaining the composition of the Partnership’s equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, AFS is entitled to receive the Incentive management fee which shall be payable for each fiscal quarter and shall be an amount equal to 1% of cash distributions from operations, sales or refinancing and 3.25% (4% prior to July 1, 1995) of cash distributions from operations to an affiliate of AFS until such time as the Limited Partners have received aggregate distributions of cash from operations in an amount equal to their original invested capital plus a 10% per annum return on their average adjusted invested capital (as defined in the Partnership Agreement). Thereafter, the incentive management fee paid to the affiliate of AFS shall be 4% of all distributions of cash from operations, sales or refinancing. See Note 5 to the Financial Statements included at Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts paid.

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

General Partner’s Interest in Operating Proceeds

As defined in the Partnership Agreement, the Partnership’s Net income, Net losses, Distributions and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Part II, Item 8, Financial Statements and Supplementary Data, of this report for the amounts allocated to the General and Limited Partners in 2011 and 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2011, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 5 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit fees with its principal auditors as follows (in thousands):

	2011	2010
Audit fees	$21	$32
Other	—	1
	$21	$33

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

Date: March 15, 2012

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 15, 2012
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 15, 2012
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 15, 2012

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.