Form 10-Q
period 2012-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2012-05-11
CIK 927569

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

The number of Limited Partnership Units outstanding as of April 30, 2012 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$515	$205
Accounts receivable	265	204
Prepaid expenses	3	3
Investments in equipment and leases, net of accumulated depreciation of $20,994 at March 31, 2012 and $21,017 at December 31, 2011	3,490	3,605
Total assets	$4,273	$4,017
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$36	$78
Lessees and other	81	87
Unearned operating lease income	4	7
Total liabilities	121	172
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	4,152	3,845
Total Partners’ capital	4,152	3,845
Total liabilities and Partners’ capital	$4,273	$4,017

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Leasing activities:
Operating leases	$725	$625
Gain on sales of assets	38	25
Total revenues	763	650
Expenses:
Depreciation of operating lease assets	90	188
Cost reimbursements to General Partner	60	67
Railcar maintenance	203	99
Equipment and incentive management fees to General Partner	16	17
Taxes on income and franchise fees	1	1
Other management fees	22	30
Professional fees	13	16
Outside services	18	11
Provision for doubtful accounts	—	2
Postage	7	8
Printing and photocopying	11	2
Other	15	14
Total operating expenses	456	455
Net income	$307	$195
Net income:
General Partner	$—	$—
Limited Partners	307	195
	$307	$195
Net income per Limited Liability Partnership Unit	$0.02	$0.02
Weighted average number of Units outstanding	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2012
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2010	12,478,676	$4,829	$—	$4,829
Distributions to Limited Partners ($0.13 per Unit)	—	(1,684)	—	(1,684)
Distributions to General Partner	—	—	(17)	(17)
Net income	—	700	17	717
Balance December 31, 2011	12,478,676	3,845	—	3,845
Net income	—	307	—	307
Balance March 31, 2012	12,478,676	$4,152	$—	$4,152

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$307	$195
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	90	188
Provision for doubtful accounts	—	2
Gain on sales of assets	(38)	(25)
Changes in operating assets and liabilities:
Accounts receivable	(61)	(30)
Prepaid expenses and other assets	—	1
Accounts payable, General Partner	(42)	(40)
Accounts payable, other	(6)	(14)
Unearned operating lease income	(3)	(7)
Net cash provided by operating activities	247	270
Investing activities:
Proceeds from sales of assets	63	62
Net cash provided by investing activities	63	62
Financing activities:
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	310	332
Cash and cash equivalents at beginning of period	205	446
Cash and cash equivalents at end of period	$515	$778

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of March 31, 2012, 12,478,676 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Partnership (Note 4). The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of March 31, 2012, the Partnership is in the liquidation phase of its life cycle, as defined in the Partnership Agreement, and is generally making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after March 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partners’ Units outstanding during the period.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2012
Net investment in operating leases	$3,600	$(25)	$(90)	$3,485
Assets held for sale or lease, net	5	—	—	5
Total	$3,605	$(25)	$(90)	$3,490

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. As a result of these reviews, management determined that no impairment losses existed for the respective three month periods ended March 31, 2012 and 2011.

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment totaled $90 thousand and $188 thousand for the respective three months ended March 31, 2012 and 2011.

All of the equipment on leases was acquired in the years 1995 through 1997.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance March 31, 2012
Transportation, rail	$24,117	$—	$(137)	$23,980
Transportation, other	295	—	—	295
Materials handling	199	—	—	199
	24,611	—	(137)	24,474
Less accumulated depreciation	(21,011)	(90)	112	(20,989)
Total	$3,600	$(90)	$(25)	$3,485

The average estimated residual value for assets on operating leases was 12% and 13% of the assets’ original cost at March 31, 2012 and December 31, 2011, respectively.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $117 thousand and $100 thousand for the respective three months ended March 31, 2012 and 2011.

At March 31, 2012, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2012	$1,549
Year ending December 31, 2013	1,155
2014	880
$3,584

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Related party transactions: - (continued)

Incentive management fees are computed as 4% of distributions of cash from operations, as defined in the Partnership Agreement. Equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Partnership Agreement.

During the three months ended March 31, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost reimbursements to General Partner	$60	$67
Equipment and incentive management fees to General Partner	16	17
	$76	$84

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

6. Partners’ capital:

As of March 31, 2012 and December 31, 2011, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS for the year ended December 31, 2011. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

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

There were no distributions made to the Limited Partners during the three-month periods ended March 31, 2012 and 2011.

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

As of March 31, 2012, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2012 versus the three months ended March 31, 2011

The Partnership had net income of $307 thousand and $195 thousand for the three months ended March 31, 2012 and 2011, respectively. The results for the first quarter of 2012 reflect an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2012 increased by $113 thousand, or 17%, as compared to the prior year period largely due to a $100 thousand increase in operating lease revenues.

The increase in operating lease revenues was largely due to higher negotiated rates on certain re-marketed leases and an increase in usage-based rental revenues.

Expenses

Total operating expenses for the first quarter of 2012 were virtually unchanged as compared to the prior year period. Certain individual expense items did, however, have significant variances of which the most notable was a $104 thousand increase in railcar maintenance costs which was offset, in part, by a $98 thousand decrease in depreciation expense.

The increase in railcar maintenance costs was largely due to an increase in the base rate for maintenance by the Partnership’s third party railcar manager; and, the decrease in depreciation expense was mainly as a result of continued run-off and disposition of lease assets.

Capital Resources and Liquidity

At March 31, 2012 and December 31, 2011, the Partnership’s cash and cash equivalents totaled $515 and $205 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by:
Operating activities	$247	$270
Investing activities	63	62
Financing activities	—	—
Net increase in cash and cash equivalents	$310	$332

The three months ended March 31, 2012 versus the three months ended March 31, 2011

During the three months ended March 31, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts and proceeds from sales of lease assets.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2012, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

The Partnership’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Partnership’s critical accounting policies since December 31, 2011.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: May 11, 2012

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