Form 10-Q
period 2012-06-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2012-08-13
CIK 927569

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

The number of Limited Partnership Units outstanding as of July 31, 2012 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$798	$205
Accounts receivable	394	204
Prepaid expenses and other assets	7	3
Investments in equipment and leases, net of accumulated depreciation of $20,982 at June 30, 2012 and $21,017 at December 31, 2011	3,378	3,605
Total assets	$4,577	$4,017
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$10	$78
Lessees and other	69	87
Unearned operating lease income	11	7
Total liabilities	90	172
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	4,487	3,845
Total Partners’ capital	4,487	3,845
Total liabilities and Partners’ capital	$4,577	$4,017

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Leasing activities:
Operating leases	$766	$656	$1,491	$1,281
Gain on sales of assets	32	12	70	37
Total revenues	798	668	1,561	1,318
Expenses:
Depreciation of operating lease assets	90	183	180	371
Cost reimbursements to General Partner	57	60	117	127
Railcar maintenance	219	121	422	220
Equipment and incentive management fees to General Partner	17	18	33	35
Taxes on income and franchise fees	—	1	1	2
Other management fees	29	26	51	56
Professional fees	4	3	17	19
Outside services	16	14	34	25
(Reversal of provision) provision for doubtful accounts	—	(1)	—	1
Postage	9	8	16	15
Printing and photocopying	12	18	23	20
Other	10	7	25	22
Total operating expenses	463	458	919	913
Net income	$335	$210	$642	$405
Net income:
General Partner	$—	$—	$—	$—
Limited Partners	335	210	642	405
	$335	$210	$642	$405
Net income per Limited Liability Partnership Unit	$0.03	$0.02	$0.05	$0.03
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2012
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2010	12,478,676	$4,829	$—	$4,829
Distributions to Limited Partners ($0.13 per Unit)	—	(1,684)	—	(1,684)
Distributions to General Partner	—	—	(17)	(17)
Net income	—	700	17	717
Balance December 31, 2011	12,478,676	3,845	—	3,845
Net income	—	642	—	642
Balance June 30, 2012	12,478,676	$4,487	$—	$4,487

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating activities:
Net income	$335	$210	$642	$405
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	90	183	180	371
(Reversal of provision) provision for doubtful accounts	—	(1)	—	1
Gain on sales of assets	(32)	(12)	(70)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(129)	6	(190)	(24)
Prepaid expenses and other assets	(4)	2	(4)	3
Accounts payable, General Partner	(26)	13	(68)	(27)
Accounts payable, other	(12)	(28)	(18)	(42)
Unearned operating lease income	7	(7)	4	(14)
Net cash provided by operating activities	229	366	476	636
Investing activities:
Proceeds from sales of assets	54	31	117	93
Net cash provided by investing activities	54	31	117	93
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	283	397	593	729
Cash and cash equivalents at beginning of period	515	778	205	446
Cash and cash equivalents at end of period	$798	$1,175	$798	$1,175

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of June 30, 2012, 12,478,676 Units were issued and outstanding.

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

As of June 30, 2012, the Partnership is in the liquidation phase of its life cycle, as defined in the Partnership Agreement, and is generally making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after June 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partners’ Units outstanding during the period.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2012
Net investment in operating leases	$3,600	$(47)	$(180)	$3,373
Assets held for sale or lease, net	5	—	—	5
Total	$3,605	$(47)	$(180)	$3,378

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. As a result of these reviews, management determined that no impairment losses existed for the respective three and six month periods ended June 30, 2012 and 2011.

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment totaled $90 thousand and $183 thousand for the respective three months ended June 30, 2012 and 2011, and was $180 thousand and $371 thousand for the respective six months ended June 30, 2012 and 2011.

All of the equipment on leases was acquired in the years 1995 through 1997.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance June 30, 2012
Transportation, rail	$24,117	$—	$(261)	$23,856
Transportation, other	295	—	—	295
Materials handling	199	—	—	199
	24,611	—	(261)	24,350
Less accumulated depreciation	(21,011)	(180)	214	(20,977)
Total	$3,600	$(180)	$(47)	$3,373

The average estimated residual value for assets on operating leases was 12% and 13% of the assets’ original cost at June 30, 2012 and December 31, 2011, respectively.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $121 thousand and $131 thousand for the respective three months ended June 30, 2012 and 2011, and was $238 thousand and $232 thousand for the respective six months ended June 30, 2012 and 2011.

At June 30, 2012, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Six months ending December 31, 2012	$1,136
Year ending December 31, 2013	1,419
2014	1,143
2015	88
$3,786

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

During the three and six months ended June 30, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost reimbursements to General Partner	$57	$60	$117	$127
Equipment and incentive management fees to General Partner	17	18	33	35
	$74	$78	$150	$162

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

6. Partners’ capital:

As of June 30, 2012 and December 31, 2011, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

There were no distributions made to the Limited Partners during the three and six-month periods ended June 30, 2012 and 2011.

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

As of June 30, 2012, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2012 versus the three months ended June 30, 2011

The Partnership had net income of $335 thousand and $210 thousand for the three months ended June 30, 2012 and 2011, respectively. The results for the second quarter of 2012 reflect an increase in total revenues and a nominal increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2012 increased by $130 thousand, or 19%, as compared to the prior year period due to a $110 thousand increase in operating lease revenues and a $20 thousand increase in gain on sales of assets.

The increase in operating lease revenues was largely due to higher negotiated rates on certain re-marketed leases and an increase in usage-based rental revenues; and, the increase in gain on sales of lease assets was mainly attributable to the change in the mix of assets sold.

Expenses

Total expenses for the second quarter of 2012 increased by $5 thousand, or 1%, as compared to the prior year period. The net increase in expenses was primarily due to a $98 thousand increase in railcar maintenance costs partially offset by a $93 thousand decrease in depreciation expense.

Railcar maintenance expense was higher due to an increase in the base rate for maintenance by the Partnership’s third party railcar manager; and, depreciation expense was lower mainly as a result of continued run-off and disposition of lease assets.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

The Partnership had net income of $642 thousand and $405 thousand for the six months ended June 30, 2012 and 2011, respectively. The results for the first half of 2012 reflect an increase in total revenues and a nominal increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2012 increased by $243 thousand, or 18%, as compared to the prior year period due to a $210 thousand increase in operating lease revenues and a $33 thousand increase in gain on sales of assets.

The increase in operating lease revenues was largely due to higher negotiated rates on certain re-marketed leases and an increase in usage-based rental revenues. Gain on sales of lease assets increased primarily due to the change in the mix of assets sold.

Expenses

Total expenses for the first half of 2012 increased by $6 thousand, or 1%, as compared to the prior year period. The net increase in expenses was primarily due to a $202 thousand increase in railcar maintenance costs partially offset by a $191 thousand decrease in depreciation expense.

Railcar maintenance costs were higher due to an increase in the base rate for maintenance by the Partnership’s third party railcar manager. The decrease in depreciation expense was mainly attributable to continued run-off and disposition of lease assets.

Capital Resources and Liquidity

At June 30, 2012 and December 31, 2011, the Partnership’s cash and cash equivalents totaled $798 thousand and $205 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by:
Operating activities	$229	$366	$476	$636
Investing activities	54	31	117	93
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$283	$397	$593	$729

The three months ended June 30, 2012 versus the three months ended June 30, 2011

During the three months ended June 30, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Partnership realized $54 thousand and $31 thousand of proceeds from sales of lease assets during the three months ended June 30, 2012 and 2011, respectively.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

During the six months ended June 30, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. Moreover, the Partnership realized $117 thousand and $93 thousand of proceeds from sales of lease assets during the six months ended June 30, 2012 and 2011, respectively.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2012, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Date: August 13, 2012

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