Form 10-Q
period 2012-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2012-11-13
CIK 927569

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

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

The number of Limited Partnership Units outstanding as of October 31, 2012 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,107	$205
Accounts receivable, net of allowance for doubtful accounts of $3 at September 30, 2012	530	204
Prepaid expenses and other assets	11	3
Investments in equipment and leases, net of accumulated depreciation of $20,970 at September 30, 2012 and $21,017 at December 31, 2011	3,262	3,605
Total assets	$4,910	$4,017
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$7	$78
Lessees and other	168	87
Unearned operating lease income	3	7
Total liabilities	178	172
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	4,732	3,845
Total Partners’ capital	4,732	3,845
Total liabilities and Partners’ capital	$4,910	$4,017

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Leasing activities:
Operating leases	$676	$602	$2,167	$1,883
Gain on sales of assets	23	22	93	59
Other revenue	2	1	2	1
Total revenues	701	625	2,262	1,943
Expenses:
Depreciation of operating lease assets	91	161	271	532
Cost reimbursements to General Partner	58	61	175	188
Railcar maintenance	215	136	637	356
Equipment and incentive management fees to General Partner	12	17	45	52
Taxes on income and franchise fees	—	1	1	3
Other management fees	41	31	92	87
Professional fees	5	3	22	22
Outside services	19	17	53	42
Provision (reversal of provision) for doubtful accounts	3	(1)	3	—
Postage	1	—	17	15
Printing and photocopying	2	(2)	25	18
Other	9	12	34	34
Total operating expenses	456	436	1,375	1,349
Net income	$245	$189	$887	$594
Net income:
General Partner	$—	$—	$—	$—
Limited Partners	245	189	887	594
	$245	$189	$887	$594
Net income per Limited Liability Partnership Unit	$0.02	$0.02	$0.07	$0.05
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2012
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Limited Partners
	Units	Amount	General Partner	Total
Balance December 31, 2010	12,478,676	$4,829	$—	$4,829
Distributions to Limited Partners ($0.13 per Unit)	—	(1,684)	—	(1,684)
Distributions to General Partner	—	—	(17)	(17)
Net income	—	700	17	717
Balance December 31, 2011	12,478,676	3,845	—	3,845
Net income	—	887	—	887
Balance September 30, 2012	12,478,676	$4,732	$—	$4,732

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating activities:
Net income	$245	$189	$887	$594
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	91	161	271	532
Provision (reversal of provision) for doubtful accounts	3	(1)	3	—
Gain on sales of assets	(23)	(22)	(93)	(59)
Changes in operating assets and liabilities:
Accounts receivable	(139)	48	(329)	24
Prepaid expenses and other assets	(4)	(3)	(8)	—
Accounts payable, General Partner	(3)	(4)	(71)	(31)
Accounts payable, other	99	3	81	(39)
Unearned operating lease income	(8)	(4)	(4)	(18)
Net cash provided by operating activities	261	367	737	1,003
Investing activities:
Proceeds from sales of assets	48	45	165	138
Net cash provided by investing activities	48	45	165	138
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	309	412	902	1,141
Cash and cash equivalents at beginning of period	798	1,175	205	446
Cash and cash equivalents at end of period	$1,107	$1,587	$1,107	$1,587
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$3	$6

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and partnership matters:

ATEL Cash Distribution Fund VI, L.P. (the “Partnership” or the “Fund”) was formed under the laws of the State of California on June 29, 1994 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership may continue until December 31, 2015. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of September 30, 2012, 12,478,676 Units were issued and outstanding.

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

As of September 30, 2012, the Partnership is in the liquidation phase of its life cycle, as defined in the Partnership Agreement, and is generally making distributions on an annual basis or at the discretion of the General Partner.

On or about December 1, 2012, the offices of the Fund and the General Partner will be relocated to The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111. The telephone number for the General Partner will be the same in its new location.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partners’ Units outstanding during the period.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2012
Net investment in operating leases	$3,600	$(72)	$(271)	$3,257
Assets held for sale or lease, net	5	—	—	5
Total	$3,605	$(72)	$(271)	$3,262

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. As a result of these reviews, management determined that no impairment losses existed for the respective three and nine month periods ended September 30, 2012 and 2011.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment totaled $91 thousand and $161 thousand for the respective three months ended September 30, 2012 and 2011, and was $271 thousand and $532 thousand for the respective nine months ended September 30, 2012 and 2011

All of the equipment on leases was acquired in the years 1995 through 1997.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance September 30, 2012
Transportation, rail	$24,117	$—	$(389)	$23,728
Transportation, other	295	—	—	295
Material handling	199	—	—	199
	24,611	—	(389)	24,222
Less accumulated depreciation	(21,011)	(271)	317	(20,965)
Total	$3,600	$(271)	$(72)	$3,257

The average estimated residual value for assets on operating leases was 12% and 13% of the assets’ original cost at September 30, 2012 and December 31, 2011, respectively.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $32 thousand and $126 thousand for the respective three months ended September 30, 2012 and 2011, and was $270 thousand and $358 thousand for the respective nine months ended September 30, 2012 and 2011.

At September 30, 2012, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Three months ending December 31, 2012	$528
Year ending December 31, 2013	1,419
2014	1,143
2015	88
$3,178

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

During the three and nine months ended September 30, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost reimbursements to General Partner	$58	$61	$175	$188
Equipment and incentive management fees to General Partner	12	17	45	52
	$70	$78	$220	$240

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

6. Partners’ capital:

As of September 30, 2012 and December 31, 2011, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

There were no distributions made to the Limited Partners during the three and nine-month periods ended September 30, 2012 and 2011.

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

Overview

ATEL Cash Distribution Fund VI, L.P. (the “Partnership” or the “Fund”) is a California partnership that was formed in June 1994 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability company.

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

As of September 30, 2012, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2012 versus the three months ended September 30, 2011

The Partnership had net income of $245 thousand and $189 thousand for the three months ended September 30, 2012 and 2011, respectively. The results for the third quarter of 2012 reflect an increase in total revenues partially offset by a nominal increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2012 increased by $76 thousand, or 12%, as compared to the prior year period largely due to an increase in operating lease revenues.

The increase in operating lease revenues totaled $74 thousand and was largely due to higher negotiated rates on certain re-marketed leases offset, in part, by a decline in usage-based rental revenues and continued run-off and sales of lease assets.

Expenses

Total expenses for the third quarter of 2012 increased by $20 thousand, or 5%, as compared to the prior year period. The net increase in expenses was primarily due to increases in railcar maintenance costs and other management fees partially offset by a decrease in depreciation expense.

Railcar maintenance costs increased by $79 thousand due to an increase in the base rate for maintenance by the Partnership’s third party railcar manager; and, other management fees were higher by $10 thousand as a result of a period over period increase in third party billings received relative to railcar management and maintenance.

These aforementioned increases in expenses were partially offset by a $70 thousand decrease in depreciation expense. Such decrease in depreciation expense was mainly a result of continued run-off and disposition of lease assets.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

The Partnership had net income of $887 thousand and $594 thousand for the nine months ended September 30, 2012 and 2011, respectively. The results for the first nine months of 2012 reflect an increase in total revenues partially offset by an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the nine months of 2012 increased by $319 thousand, or 16%, as compared to the prior year period due to increases in operating lease revenues and gain on sales of assets.

The increase in operating lease revenues totaled $284 thousand and was largely due to higher negotiated rates on certain re-marketed leases partially offset by a reduction in usage-based rental revenues and continued run-off and sales of lease assets. Gain on sales of lease assets increased by $34 thousand primarily due to the higher volume and the change in the mix of assets sold.

Expenses

Total expenses for the first nine months of 2012 increased by $26 thousand, or 2%, as compared to the prior year period. The net increase in total operating expenses was primarily due to an increase in railcar maintenance costs partially offset by a decrease in depreciation expense.

Railcar maintenance costs were higher by $281 thousand due to an increase in the base rate for maintenance by the Partnership’s third party railcar manager. The decrease in depreciation expense totaled $261 thousand and was mainly attributable to continued run-off and disposition of lease assets.

Capital Resources and Liquidity

At September 30, 2012 and December 31, 2011, the Partnership’s cash and cash equivalents totaled $1.1 million and $205 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash provided by:
Operating activities	$261	$367	$737	$1,003
Investing activities	48	45	165	138
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$309	$412	$902	$1,141

The three months ended September 30, 2012 versus the three months ended September 30, 2011

During the three months ended September 30, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Partnership realized $48 thousand and $45 thousand of proceeds from sales of lease assets during the three months ended September 30, 2012 and 2011, respectively.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

During the nine months ended September 30, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. Moreover, the Partnership realized $165 thousand and $138 thousand of proceeds from sales of lease assets during the nine months ended September 30, 2012 and 2011, respectively.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2012, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly
       Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

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