Form 10-K
period 2012-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2013-03-14
CIK 927569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2012
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 000-28368

ATEL Cash Distribution Fund VI, L.P.

(Exact name of registrant as specified in its charter)

California	94-3207229
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 28, 2013 was 12,478,676.

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the initial Limited Partners’ Units, and the offering terminated. As of December 31, 2012, 12,478,676 Units were issued and outstanding.

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

As of December 31, 2012, the Partnership remains in the liquidation phase of its life cycle as defined in the Partnership Agreement.

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

The Partnership only purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2012, the Partnership had purchased equipment with a total acquisition price of $208.3 million.

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

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2012	2011
Interstate Commodities	Railcars	40%	24%
Central States Enterprises	Railcars	32%	38%
Transamerica Leasing	Containers	11%	14%
Bunge Corporation	Railcars	10%	13%

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2012 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Railcars and locomotives	$60,101	28.85%
Manufacturing	36,342	17.45%
Transportation	27,465	13.18%
Construction	24,507	11.76%
Materials handling	16,237	7.80%
Office automation	16,048	7.70%
Containers	15,379	7.38%
Mining	7,919	3.80%
Other*	4,322	2.08%
	$208,320	100.00%
*	Individual amounts included in “Other” represent no more than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$53,140	25.51%
Electronics and manufacturing	29,031	13.94%
Business services	28,361	13.61%
Mining	24,793	11.90%
Transportation, other	23,217	11.14%
Manufacturing, other	18,922	9.08%
Oil and gas	16,536	7.94%
Communications	5,282	2.54%
Food products	2,856	1.37%
Other*	6,182	2.97%
	$208,320	100.00%
*	Individual amounts included in “Other” represent less than 1% of the total.

Through December 31, 2012, the Partnership had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost, Excluding Acquisition Fees	Sale Price	Gross Rents
Railcars and locomotives	$39,534	$25,581	$34,582
Manufacturing	36,342	8,151	32,015
Transportation	25,191	5,921	24,769
Construction	24,507	4,355	27,631
Containers	16,374	2,365	17,681
Office automation	16,048	1,786	15,559
Materials handling	16,037	3,994	19,238
Mining	7,919	2,064	7,866
Other	3,238	494	2,665
	$185,190	$54,711	$182,006

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2012, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Holders

As of December 31, 2012, a total of 5,812 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2012. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2012. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2012, the value of the Partnership’s assets, calculated on this basis, was approximately $0.67 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

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

Distributions were paid in December 2012 and 2011. The annualized rates for distributions from 2012 and 2011 operations were $0.08 and $0.13 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the General Partner.

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

The Partnership may continue until December 31, 2015. Pursuant to the guidelines of the Limited Partnership Agreement, the Partnership began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2002. As of December 31, 2012, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

As of December 31, 2012 and 2011, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2012	2011
Transportation, rail	81%	72%
Transportation, containers	13%	14%
Food products	*	12%
*	Less than 10%

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues during 2012 and 2011 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2012	2011
Interstate Commodities	Railcars	40%	24%
Central States Enterprises	Railcars	32%	38%
Transamerica Leasing	Containers	11%	14%
Bunge Corporation	Railcars	10%	13%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s remaining equipment on lease was acquired in the years 1995 through 1996. The utilization percentage of existing assets under lease was 97% and 100% as of December 31, 2012 and 2011, respectively.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2012 versus 2011

The Partnership had net income of $1.2 million and $717 thousand for the years ended December 31, 2012 and 2011, respectively. The 2012 results reflect an increase in total revenues and a decline in operating expenses when compared to prior year.

Revenues

Total revenues for 2012 increased by $333 thousand, or 13%, as compared to prior year primarily due to increases in operating lease revenues and gain on sales of assets.

The increase in operating lease revenues totaled $309 thousand and was largely due to higher negotiated rates on certain re-marketed leases partially offset by a reduction in usage-based rental revenues and continued run-off and sales of lease assets. Gain on sales of lease assets increased by $22 thousand primarily due to the change in the mix of assets sold.

Expenses

Total expenses for 2012 decreased by $107 thousand, or 6%, as compared to prior year. The net reduction in expenses was primarily due to a decline in depreciation expense partially offset by an increase in railcar maintenance costs.

The decrease in depreciation expense totaled $365 thousand and was largely due to continued run-off and disposition of lease assets, consistent with a fund in liquidation. Railcar maintenance costs were higher by $248 thousand due to an increase in the base rate for maintenance by the Partnership’s third party railcar manager.

Capital Resources and Liquidity

At December 31, 2012 and 2011, the Partnership’s cash and cash equivalents totaled $542 thousand and $205 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from leasing activities. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off-rental.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2012	2011
Net cash provided by (used in):
Operating activities	$1,133	$1,253
Investing activities	212	207
Financing activities	(1,008)	(1,701)
Net increase (decrease) in cash and cash equivalents	$337	$(241)

2012 versus 2011

During the years ended December 31, 2012 and 2011, the Partnership’s primary source of liquidity has been cash flows from its portfolio of operating lease contracts. Moreover, the Partnership realized $212 thousand and $207 thousand of proceeds from sales of lease assets during 2012 and 2011, respectively.

During the same comparative years, cash was mainly used to pay periodic distributions to both the Limited Partners and the General Partner totaling $1.0 million and $1.7 million. Cash was also used to pay trade payables and other expenses. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2012, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Partnership.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 20.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ATEL Cash Distribution Fund VI, L.P.

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. (“Partnership”) as of December 31, 2012 and 2011, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Partnership’s General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
San Francisco, California March 12, 2013

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011
(In Thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$542	$205
Accounts receivable, net of allowance for doubtful accounts of $1 as of December 31, 2012 and $0 as of December 31, 2011	478	204
Prepaid expenses and other assets	8	3
Investments in equipment and leases, net of accumulated depreciation of $20,936 at December 31, 2012 and $21,017 at December 31, 2011	3,182	3,605
Total assets	$4,210	$4,017
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$68	$78
Lessees and other	145	87
Unearned operating lease income	3	7
Total liabilities	216	172
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	3,994	3,845
Total Partners’ capital	3,994	3,845
Total liabilities and Partners’ capital	$4,210	$4,017

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)

	2012	2011
Revenues:
Leasing activities:
Operating leases	$2,835	$2,526
Gain on sales of assets	117	95
Other revenue	2	—
Total revenues	2,954	2,621
Expenses:
Depreciation of operating lease assets	328	693
Cost reimbursements to General Partner	254	253
Railcar maintenance	776	528
Equipment and incentive management fees to General Partner	93	112
Taxes on income and franchise fees	1	3
Other management fees	121	113
Professional fees	25	30
Outside services	84	63
Provision for doubtful accounts	1	—
Postage	20	29
Printing and photocopying	38	19
Other	56	61
Total operating expenses	1,797	1,904
Net income	$1,157	$717
Net income:
General Partner	$10	$17
Limited Partners	1,147	700
	$1,157	$717
Net income per Limited Liability Partnership Unit	$0.09	$0.06
Weighted average number of Units outstanding	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2010	12,478,676	$4,829	$—	$4,829
Distributions to Limited Partners ($0.13 per Unit)	—	(1,684)	—	(1,684)
Distributions to General Partner	—	—	(17)	(17)
Net income	—	700	17	717
Balance December 31, 2011	12,478,676	3,845	—	3,845
Distributions to Limited Partners ($0.08 per Unit)	—	(998)	—	(998)
Distributions to General Partner	—	—	(10)	(10)
Net income	—	1,147	10	1,157
Balance December 31, 2012	12,478,676	$3,994	$—	$3,994

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands)

	2012	2011
Operating activities:
Net income	$1,157	$717
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	328	693
Provision for doubtful accounts	1	—
Gain on sales of assets	(117)	(95)
Changes in operating assets and liabilities:
Accounts receivable	(275)	(21)
Prepaid expenses and other assets	(5)	1
Accounts payable, General Partner	(10)	29
Accounts payable, other	58	(45)
Unearned operating lease income	(4)	(26)
Net cash provided by operating activities	1,133	1,253
Investing activities:
Proceeds from sales of assets	212	207
Net cash provided by investing activities	212	207
Financing activities:
Distributions to Limited Partners	(998)	(1,684)
Distributions to General Partner	(10)	(17)
Net cash used in financing activities	(1,008)	(1,701)
Net increase (decrease) in cash and cash equivalents	337	(241)
Cash and cash equivalents at beginning of year	205	446
Cash and cash equivalents at end of year	$542	$205
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$3	$6

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership units, at a price of $10 per Unit. Upon the sale of the minimum amount of Units of Limited Partnership interest Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the initial Limited Partners’ Units, and the offering terminated. As of December 31, 2012, 12,478,676 Units were issued and outstanding.

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

As of December 31, 2012, the Partnership remains in the liquidation phase of its life cycle, as defined in the Partnership Agreement, and is generally making distributions on an annual basis or at the discretion of the General Partner.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2012 and 2011, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after December 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, operating lease receivables and accounts receivable. The Partnership places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged-off on a specific identification basis by AFS. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. Interest and penalties on such taxes are considered to be insignificant. The net tax expense recorded for the years ended December 31, 2012 and 2011 was $1 thousand and $3 thousand, respectively. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements as of December 31, 2012 and 2011 as follows (in thousands):

	2012	2011
Financial statement basis of net assets	$3,994	$3,845
Tax basis of net assets (unaudited)	13,931	13,369
Difference (unaudited)	$(9,937)	$(9,524)

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

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Net income per financial statements	$1,157	$717
Tax adjustments (unaudited):
Adjustment to depreciation expense	321	682
Provision for doubtful accounts	1	—
Adjustments to gain on sales of assets	95	113
Adjustments to revenues and other items	(4)	(27)
Income per federal tax return (unaudited)	$1,570	$1,485

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the year.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Partnership.

3. Concentration of credit risk and major customers:

At its current stage of liquidation, the Partnership’s remaining assets under lease are concentrated in three major industries for 2012 and 2011 spread across seven and eight lessees, respectively. The leases provide for the return of the equipment upon default.

The Partnership is no longer acquiring equipment. As assets have been sold upon maturity of the related leases, concentrations have arisen in certain industries due to the decreasing number of remaining leases and assets.

As of December 31, 2012 and 2011, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2012	2011
Transportation, rail	81%	72%
Transportation, containers	13%	14%
Food products	*	12%
*	Less than 10%

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2012	2011
Interstate Commodities	Railcars	40%	24%
Central States Enterprises	Railcars	32%	38%
Transamerica Leasing	Containers	11%	14%
Bunge Corporation	Railcars	10%	13%

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2012
Net investment in operating leases	$3,600	$(157)	$(328)	$3,115
Assets held for sale or lease, net	5	62	—	67
Total	$3,605	$(95)	$(328)	$3,182

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of these reviews, management determined that no impairment losses existed for the respective years ended December 31, 2012 and 2011.

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment was $328 thousand and $693 thousand for 2012 and 2011, respectively.

All of the remaining property on leases was acquired from 1995 through 1996.

Net investment in operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance December 31, 2012
Transportation, rail	$24,117	$—	$(1,596)	$22,521
Transportation, other	295	—	—	295
Materials handling	199	—	—	199
	24,611	—	(1,596)	23,015
Less accumulated depreciation	(21,011)	(328)	1,439	(19,900)
Total	$3,600	$(328)	$(157)	$3,115

The average estimated residual value for assets on operating leases was 12% and 13% of the assets’ original cost at December 31, 2012 and 2011, respectively.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $334 thousand and $459 thousand for the years ended December 31, 2012 and 2011, respectively.

There were no operating leases in non-accrual status as of December 31, 2012 and 2011.

At December 31, 2012, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Year ending December 31, 2013	$1,554
2014	1,143
2015	88
$2,785

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

During the years ended December 31, 2012 and 2011, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	2012	2011
Cost reimbursements to General Partner and/or affiliates	$254	$253
Equipment and incentive management fees to General Partner	93	112
	$347	$365

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

7. Partners’ capital:

As of December 31, 2012 and 2011, 12,478,676 Units were issued and outstanding, including the 50 Units issued to the initial Limited Partners, as defined. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the initial Limited Partners.

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

As defined in the Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2012 and 2011. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

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

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Distributions to the Limited Partners for the years ended December 31, 2012 and 2011 were as follows (in thousands except Units and per Unit data):

	2012	2011
Distributions	$998	$1,684
Weighted average number of Units outstanding	12,478,676	12,478,676
Weighted average distributions per Unit	$0.08	$0.13

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2012.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

The officers and directors of ATEL and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)
Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (General Partner)

Dean L. Cash, age 62, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 59, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 54, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2012.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2012 and 2011 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.

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

General Partner’s Interest in Operating Proceeds

As defined in the Partnership Agreement, the Partnership’s Net income, Net losses, Distributions and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Part II, Item 8, Financial Statements and Supplementary Data, of this report for the amounts allocated to the General and Limited Partners in 2012 and 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2012, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Partnership Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Partnership Units	Dean Cash The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Partner Units 25 Units ($250) (owned by wife)	0.0002%

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Partnership incurred audit fees with its principal auditors totaling $18 thousand and $21 thousand for the years ended December 31, 2012 and 2011, respectively.

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

(31.1)  Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)  Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)  Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)  Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

(101.INS)*  XBRL Instance Document

(101.SCH)*  XBRL Taxonomy Extension Schema Document

(101.CAL)*  XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)*  XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*  XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)*  XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2013

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 14, 2013
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 14, 2013
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 14, 2013

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.

Exhibit 14.1

ATEL CASH DISTRIBUTION FUND VI, L.P.

CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL AND OPERATING OFFICER

A. SCOPE

This Code of Ethics is applicable to ATEL Cash Distribution Fund VI, L.P. (“Fund VI”), including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its General Partner, ATEL Financial Services, LLC (“AFS”), or persons acting in such capacity (collectively the “Covered Officers”) on behalf of Fund VI, referred to herein as the “Company.”

Accordingly, under the Securities and Exchange Commission’s interpretation of its disclosure rules, the Board of Directors of AFS functions as the de facto audit committee for the Company with respect to all procedural and disclosure requirements applicable to audit committees under Securities and Exchange Commission rules. The Board of Directors shall have oversight responsibility over the activities of the Company for purposes of this Code of Ethics.

B. PURPOSE

The Company is proud of the values with which it conducts business. It has and will continue to uphold the highest levels of business ethics and personal integrity in all types of transactions and interactions. To this end, this Code of Ethics serves to (1) emphasize the Company’s commitment to ethics and compliance with the law; (2) set forth basic standards of ethical and legal behavior; (3) provide reporting mechanisms for known or suspected ethical or legal violations; and (4) help prevent and detect wrongdoing. This Code of Ethics is intended to augment and supplement the standard of ethics and business conduct expected of all Company employees, and its limitation to Covered Officers is not intended to limit the obligation of all Company employees to adhere to the highest standards of business ethics and integrity in all transactions and interactions conducted while in the Company’s employ.

Given the variety and complexity of ethical questions that may arise in the course of business of the Company, this Code of Ethics serves only as a rough guide. Confronted with ethically ambiguous situations, the Covered Officers should remember the Company’s commitment to the highest ethical standards and seek independent advice, where necessary, to ensure that all actions they take on behalf of the Company honor this commitment.

C. ETHICS STANDARDS

1. Honest and Ethical Conduct

The Covered Officers shall behave honestly and ethically at all times and with all people. They shall act in good faith, with due care, and shall engage only in fair and open competition, by treating ethically competitors, suppliers, customers, and colleagues. They shall not misrepresent facts or engage in illegal, unethical, or anti-competitive practices for personal or professional gain.

2. Conflicts of Interest

This fundamental standard of honest and ethical conduct extends to the handling of conflicts of interest. The Covered Officers shall avoid any actual, potential, or apparent conflicts of interest with the Company and any personal activities, investments, or associations that might give rise to such conflicts. They shall not compete with or use the Company, for personal gain, self-deal, or take advantage of any Company opportunities. They shall act on behalf of the Company free from improper influence or the appearance of improper influence on their judgment or performance of duties. A Covered Officer shall disclose any material transaction or relationship that reasonably could be expected to give rise to such a conflict to the Company’s General Counsel or a member of AFS’s Board of Directors. No action may be taken with respect to such transaction or party unless and until AFS’s Board of Directors has approved such action.

Notwithstanding the foregoing, it is understood, as fully disclosed in the offering documents for the Company, that AFS as General Partner of the Company has certain inherent conflicts of interest. The provisions of the Company’s Partnership Agreement have been drafted to address the obligations, restrictions and limitations on the power and authority of AFS to manage the Company’s affairs, including restrictions prohibiting or limiting the terms of any transactions in which conflicts of interest may arise. Furthermore, AFS has a fiduciary duty to the Company as its General Partner. It is therefore expressly understood by the Company and the Covered Officers that any and all actions by AFS and its personnel that comply with the provisions of the Company’s Partnership Agreement, and which are consistent with AFS’s fiduciary duty to the Company, will not be considered material transactions or relationships which require disclosure or reporting under this Code of Ethics.

3. Timely and Truthful Disclosure

In reports and documents filed with or submitted to the Securities and Exchange Commission and other regulators by the Company and in other public communications made by the Company, the Covered Officers shall make disclosures that are full, fair, accurate, timely, and understandable. The Covered Officers shall provide thorough and accurate financial and accounting data for inclusion in such disclosures. The Covered Officers shall not knowingly conceal or falsify information, misrepresent material facts, or omit material facts necessary to avoid misleading the Company’s independent public auditors or investors.

4. Legal Compliance

In conducting the business of the Company, the Covered Officers shall comply with applicable governmental laws, rules, and regulations at all levels of government in the United States and in any non-U.S. jurisdiction in which the Company does business, as well as applicable rules and regulations of self-regulatory organizations of which the Company is a member. If the Covered Officer is unsure whether a particular action would violate an applicable law, rule, or regulation, he or she should seek the advice of inside counsel (if available), and, where necessary, outside counsel before undertaking it.

D. VIOLATIONS OF ETHICAL STANDARDS

1. Reporting Known or Suspected Violations

The Covered Officers will promptly bring to the attention of the Company’s General Counsel or AFS’s Board of Directors any information concerning a material violation of any of the laws, rules or regulations applicable to the Company and the operation of its businesses, by the Company or any agent thereof, or of violation of this Code of Ethics. The Company’s General Counsel will investigate reports of violations and the findings communicated to AFS’s Board of Directors.

2. Accountability for Violations

If the Company determines that this Code of Ethics has been violated, either directly, by failure to report a violation, or by withholding information related to a violation, it may discipline the offending Covered Officer for non-compliance with penalties up to and including termination of employment. Violations of this Code of Ethics may also constitute violations of law and may result in criminal penalties and civil liabilities for the offending Covered Officer and the Company.

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) OR RULE 15d-14(a)
OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dean L. Cash, certify that:

1.	I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund VI, L.P.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 14, 2013

/s/ Dean L. Cash Dean L. Cash President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) OR RULE 15d-14(a)
OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paritosh K. Choksi, certify that:

1.	I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund VI, L.P.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 14, 2013

/s/ Paritosh K. Choksi Paritosh K. Choksi Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
§906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ATEL Cash Distribution Fund VI, L.P. (the “Partnership”) on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dean L. Cash, President and Chief Executive Officer of ATEL Financial Services, LLC, General Partner of the Partnership, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: March 14, 2013

/s/ Dean L. Cash Dean L. Cash President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
§906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ATEL Cash Distribution Fund VI, L.P. (the “Partnership”) on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paritosh K. Choksi, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC, General Partner of the Partnership, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: March 14, 2013

/s/ Paritosh K. Choksi Paritosh K. Choksi Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the Securities and Exchange Commission or its staff upon request.