Form 10-Q
period 2013-03-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2013-05-13
CIK 927569

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

The number of Limited Partnership Units outstanding as of April 30, 2013 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012
(In Thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$768	$542
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2013 and $1 as of December 31, 2012	456	478
Prepaid expenses and other assets	7	8
Investments in equipment and leases, net of accumulated depreciation of $20,905 at March 31, 2013 and $20,936 at December 31, 2012	3,105	3,182
Total assets	$4,336	$4,210
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$27	$68
Lessees and other	147	145
Unearned operating lease income	5	3
Total liabilities	179	216
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	4,157	3,994
Total Partners’ capital	4,157	3,994
Total liabilities and Partners’ capital	$4,336	$4,210

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Leasing activities:
Operating leases	$587	$725
Gain on sales of assets	22	38
Total revenues	609	763
Expenses:
Depreciation of operating lease assets	58	90
Cost reimbursements to General Partner and/or affiliates	81	60
Railcar maintenance	173	203
Equipment and incentive management fees to General Partner	15	16
Taxes on income and franchise fees	1	1
Other management fees	29	22
Professional fees	13	13
Outside services	23	18
Reversal of provision for doubtful accounts	(1)	—
Storage fees	10	—
Property taxes	8	2
Postage	6	7
Printing and photocopying	13	11
Other	17	13
Total operating expenses	446	456
Net income	$163	$307
Net income:
General Partner	$—	$—
Limited Partners	163	307
	$163	$307
Net income per Limited Liability Partnership Unit	$0.01	$0.02
Weighted average number of Units outstanding	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2013
(In Thousands Except Units and Per Unit Data)

	Limited Partners
	Units	Amount	General Partner	Total
Balance December 31, 2011	12,478,676	$3,845	$—	$3,845
Distributions to Limited Partners ($0.08 per Unit)	—	(998)	—	(998)
Distributions to General Partner	—	—	(10)	(10)
Net income	—	1,147	10	1,157
Balance December 31, 2012	12,478,676	3,994	—	3,994
Net income	—	163	—	163
Balance March 31, 2013 (Unaudited)	12,478,676	$4,157	$—	$4,157

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$163	$307
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	58	90
Reversal of provision for doubtful accounts	(1)	—
Gain on sales of assets	(22)	(38)
Changes in operating assets and liabilities:
Accounts receivable	23	(61)
Prepaid expenses and other assets	1	—
Accounts payable, General Partner	(41)	(42)
Accounts payable, other	2	(6)
Unearned operating lease income	2	(3)
Net cash provided by operating activities	185	247
Investing activities:
Proceeds from sales of assets	41	63
Net cash provided by investing activities	41	63
Financing activities:
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	226	310
Cash and cash equivalents at beginning of period	542	205
Cash and cash equivalents at end of period	$768	$515
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$2	$—

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the Initial Limited Partners’ Units, and the offering terminated. As of March 31, 2013, 12,478,676 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Partnership (See Note 4). The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of March 31, 2013, the Partnership continues in the liquidation phase of its life cycle, as defined in the Partnership Agreement, and is generally making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after March 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. All of the Partnership’s current operating revenues and long-lived assets relate to customers domiciled in North America.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partners’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Partnership.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2013
Net investment in operating leases	$3,115	$(19)	$(58)	$3,038
Assets held for sale or lease, net	67	—	—	67
Total	$3,182	$(19)	$(58)	$3,105

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. As a result of these reviews, management determined that no impairment losses existed for the respective three month periods ended March 31, 2013 and 2012.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment totaled $58 thousand and $90 thousand for the respective three months ended March 31, 2013 and 2012.

All of the remaining property on leases was acquired from 1995 through 1996.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance March 31, 2013
Transportation, rail	$22,521	$—	$(108)	$22,413
Transportation, other	295	—	—	295
Materials handling	199	—	—	199
	23,015	—	(108)	22,907
Less accumulated depreciation	(19,900)	(58)	89	(19,869)
Total	$3,115	$(58)	$(19)	$3,038

The average estimated residual value for assets on operating leases was 12% of the assets’ original cost at both March 31, 2013 and December 31, 2012, respectively.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $62 thousand and $117 thousand for the respective three months ended March 31, 2013 and 2012.

At March 31, 2013, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2013	$1,472
Year ending December 31, 2014	1,139
2015	86
$2,697

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

During the three months ended March 31, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost reimbursements to General Partner and/or affiliates	$81	$60
Equipment and incentive management fees to General Partner	15	16
	$96	$76

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

6. Partners’ capital:

As of March 31, 2013 and December 31, 2012, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Partners’ capital: - (continued)

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS for the the respective three months ended March 31, 2013 and 2012. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each period.

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

There were no distributions made to the Limited Partners during the three-month periods ended March 31, 2013 and 2012.

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

As of March 31, 2013, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2013 versus the three months ended March 31, 2012

The Partnership had net income of $163 thousand and $307 thousand for the three months ended March 31, 2013 and 2012, respectively. The results for the first quarter of 2013 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2013 decreased by $154 thousand, or 20%, as compared to the prior year period largely due to a reduction in operating lease revenues.

The decrease in operating lease revenues totaled $138 thousand and was largely due to lower negotiated rates on certain re-marketed leases which commenced in January 2013, a decline in usage-based rental revenues and continued run-off and sales of lease assets.

Expenses

Total expenses for the first quarter of 2013 decreased by $10 thousand, or 2%, as compared to the prior year period. The net reduction in expenses was primarily due to decreases in depreciation and railcar maintenance expenses partially offset by an increase in costs reimbursed to the General Partner.

The decrease in depreciation expense totaled $32 thousand and was largely due to continued run-off and disposition of lease assets. Likewise, railcar maintenance costs decreased by $30 thousand primarily as a result of the continued decline in the number of railcars owned by the Partnership, consistent with a Fund in liquidation.

The aforementioned decreases in expenses were partially offset by a $21 thousand increase in costs reimbursed to the General Partner. Such increase was primarily a result of higher administrative costs incurred by the Manager, with an appropriate portion allocated to the Fund during the current year period.

Capital Resources and Liquidity

At March 31, 2013 and December 31, 2012, the Partnership’s cash and cash equivalents totaled $768 thousand and $542 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by:
Operating activities	$185	$247
Investing activities	41	63
Financing activities	—	—
Net increase in cash and cash equivalents	$226	$310

The three months ended March 31, 2013 versus the three months ended March 31, 2012

During the three months ended March 31, 2013 and 2012, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Partnership realized $41 thousand and $63 thousand of proceeds from sales of lease assets during the three months ended March 31, 2013 and 2012, respectively.

During the same periods, cash was primarily used to pay invoices related to General Partner fees and expenses. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner. There were no distributions made to the Limited Partners during the three-month periods ended March 31, 2013 and 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2013, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

The Partnership’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Partnership’s critical accounting policies since December 31, 2012

Item 4. Controls and Procedures.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this
       Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2013

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