Form 10-Q
period 2013-09-30
ATEL CASH DISTRIBUTION FUND VI LP
filed 2013-11-13
CIK 927569

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

The number of Limited Partnership Units outstanding as of October 31, 2013 was 12,478,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CASH DISTRIBUTION FUND VI, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(In Thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,497	$542
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2013 and $1 as of December 31, 2012	413	478
Prepaid expenses and other assets	10	8
Investments in equipment and leases, net of accumulated depreciation of $20,830 at September 30, 2013 and $20,936 at December 31, 2012	2,946	3,182
Total assets	$4,866	$4,210
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$42	$68
Lessees and other	129	145
Unearned operating lease income	15	3
Total liabilities	186	216
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	4,680	3,994
Total Partners’ capital	4,680	3,994
Total liabilities and Partners’ capital	$4,866	$4,210

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Leasing activities:
Operating leases	$580	$676	$1,766	$2,167
Gain on sales of assets	13	23	46	93
Other revenue	1	2	1	2
Total revenues	594	701	1,813	2,262
Expenses:
Depreciation of operating lease assets	59	91	175	271
Cost reimbursements to General Partner and/or affiliates	75	58	221	175
Railcar maintenance	109	215	401	637
Equipment and incentive management fees to General Partner	13	12	44	45
Taxes on income and franchise fees	—	—	2	1
Other management fees	29	41	87	92
Professional fees	4	5	20	22
Outside services	21	19	73	53
Provision (reversal of provision) for doubtful accounts	—	3	(1)	3
Storage fees	6	—	21	—
Property taxes	—	—	8	2
Postage	8	1	17	17
Printing and photocopying	6	2	20	25
Other	12	9	39	32
Total operating expenses	342	456	1,127	1,375
Net income	$252	$245	$686	$887
Net income:
General Partner	$—	$—	$—	$—
Limited Partners	252	245	686	887
	$252	$245	$686	$887
Net income per Limited Partnership Unit	$0.02	$0.02	$0.05	$0.07
Weighted average number of Units outstanding	12,478,676	12,478,676	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2013
(In Thousands Except Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2011	12,478,676	$3,845	$—	$3,845
Distributions to Limited Partners ($0.08 per Unit)	—	(998)	—	(998)
Distributions to General Partner	—	—	(10)	(10)
Net income	—	1,147	10	1,157
Balance December 31, 2012	12,478,676	3,994	—	3,994
Net income	—	686	—	686
Balance September 30, 2013 (Unaudited)	12,478,676	$4,680	$—	$4,680

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating activities:
Net income	$252	$245	$686	$887
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	59	91	175	271
Provision (reversal of provision) for doubtful accounts	—	3	(1)	3
Gain on sales of assets	(13)	(23)	(46)	(93)
Changes in operating assets and liabilities:
Accounts receivable	35	(139)	66	(329)
Prepaid expenses and other assets	(4)	(4)	(2)	(8)
Accounts payable, General Partner	19	(3)	(26)	(71)
Accounts payable, other	(32)	99	(16)	81
Unearned operating lease income	11	(8)	12	(4)
Net cash provided by operating activities	327	261	848	737
Investing activities:
Proceeds from sales of assets	37	48	107	165
Net cash provided by investing activities	37	48	107	165
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	364	309	955	902
Cash and cash equivalents at beginning of period	1,133	798	542	205
Cash and cash equivalents at end of period	$1,497	$1,107	$1,497	$1,107
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$4	$3

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

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units of $1.2 million and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the initial Limited Partners’ Units, and the offering terminated. As of September 30, 2013, 12,478,676 Units were issued and outstanding.

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

As of September 30, 2013, the Partnership continues in the liquidation phase of its life cycle, as defined in the Partnership Agreement, and is generally making distributions on an annual basis or at the discretion of the General Partner.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2013
Net investment in operating leases	$3,115	$(74)	$(175)	$2,866
Assets held for sale or lease, net	67	13	—	80
Total	$3,182	$(61)	$(175)	$2,946

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale for impairment. As a result of these reviews, management determined that no impairment losses existed for the respective three and nine months ended September 30, 2013 and 2012.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

The Partnership utilizes a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment totaled $59 thousand and $91 thousand for the respective three months ended September 30, 2013 and 2012, and $175 thousand and $271 thousand for the respective nine months ended September 30, 2013 and 2012.

All of the remaining property on leases was acquired from 1995 through 1996.

Net investment in operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance September 30, 2013
Transportation, rail	$22,521	$—	$(448)	$22,073
Transportation, other	295	—	—	295
Materials handling	199	—	—	199
	23,015	—	(448)	22,567
Less accumulated depreciation	(19,900)	(175)	374	(19,701)
Total	$3,115	$(175)	$(74)	$2,866

The average estimated residual value for assets on operating leases was 12% of the assets’ original cost at both September 30, 2013 and December 31, 2012, respectively.

The Partnership earns revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $54 thousand and $32 thousand for the respective three months ended September 30, 2013 and 2012, and $180 thousand and $270 thousand for the respective nine months ended September 30, 2013 and 2012.

At September 30, 2013, the aggregate amounts of future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
Three months ending December 31, 2013	$450
Year ending December 31, 2014	1,133
2015	86
$1,669

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

During the three and nine months ended September 30, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Limited Partnership Agreement, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost reimbursements to General Partner and/or affiliates	$75	$58	$221	$175
Equipment and incentive management fees to General Partner	13	12	44	45
	$88	$70	$265	$220

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

6. Partners’ capital:

As of September 30, 2013 and December 31, 2012, 12,478,676 Units were issued and outstanding. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the initial Limited Partners.

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

As defined in the Limited Partnership Agreement, the Partnership’s Net Income, Net Losses, and Tax Credits are to be allocated 99% to the Limited Partners and 1% to AFS. The Limited Partnership Agreement allows the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS for the year ended December 31, 2012. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each period. There were no such additional allocations of income during the respective three and nine months ended September 30, 2013 and 2012.

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

There were no distributions declared or paid during the three and nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. The Partnership continues to generally make distributions on an annual basis or at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2013 versus the three months ended September 30, 2012

The Partnership had net income of $252 thousand and $245 thousand for the three months ended September 30, 2013 and 2012, respectively. The results for the third quarter of 2013 reflect decreases in total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2013 decreased by $107 thousand, or 15%, as compared to the prior year period. The decline in total revenues was primarily attributable to a $96 thousand reduction in operating lease revenues.

The decrease in operating lease revenues was largely due to lower negotiated rates on certain re-marketed leases which commenced in January 2013 and continued run-off and sales of lease assets.

Expenses

Total expenses for the third quarter of 2013 decreased by $114 thousand, or 25%, as compared to the prior year period. The net reduction in expenses was primarily due to decreases in railcar maintenance and depreciation expenses partially offset by an increase in costs reimbursed to the General Partner.

The decrease in railcar maintenance costs totaled $106 thousand and was primarily attributable to the continued decline in the number of railcars owned by the Partnership, consistent with a fund in liquidation. Depreciation expense declined by $32 thousand largely due to continued run-off and disposition of lease assets.

The aforementioned decreases in expenses were partially offset by a $17 thousand increase in costs reimbursed to the General Partner. Such increase was primarily a result of higher administrative costs incurred by the General Partner, with an appropriate portion allocated to the Fund during the current year period.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

The Partnership had net income of $686 thousand and $887 thousand for the nine months ended September 30, 2013 and 2012, respectively. The results for the first nine months of 2013 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2013 decreased by $449 thousand, or 20%, as compared to the prior year period. The decline in total revenues was attributable to a $401 thousand reduction in operating lease revenues and a $47 thousand decrease in gain on sales of assets.

The decrease in operating lease revenues was largely due to lower negotiated rates on certain re-marketed leases which commenced in January 2013, a decline in usage-based rental revenues and continued run-off and sales of lease assets. The decrease in gain on sales of lease assets was mainly attributable to the lower volume and change in the mix of assets sold.

Expenses

Total expenses for the first nine months of 2013 decreased by $248 thousand, or 18%, as compared to the prior year period. The net reduction in expenses was primarily due to decreases in railcar maintenance and depreciation expenses partially offset by an increase in costs reimbursed to the General Partner.

The decrease in railcar maintenance costs totaled $236 thousand and was primarily attributable to the continued decline in the number of railcars owned by the Partnership. Depreciation expense declined by $96 thousand largely due to continued run-off and disposition of lease assets.

The aforementioned decreases in expenses were partially offset by a $46 thousand increase in costs reimbursed to the General Partner. Such increase was primarily a result of higher administrative costs incurred by the General Partner, with an appropriate portion allocated to the Fund during the current year period.

Capital Resources and Liquidity

At September 30, 2013 and December 31, 2012, the Partnership’s cash and cash equivalents totaled $1.5 million and $542 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by:
Operating activities	$327	$261	$848	$737
Investing activities	37	48	107	165
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$364	$309	$955	$902

The three months ended September 30, 2013 versus the three months ended September 30, 2012

During the three months ended September 30, 2013 and 2012, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Partnership realized $37 thousand and $48 thousand of proceeds from sales of lease assets during the three months ended September 30, 2013 and 2012, respectively.

During the same periods, cash was primarily used to pay invoices related to General Partner fees and expenses. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

During the nine months ended September 30, 2013 and 2012, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Partnership realized $107 thousand and $165 thousand of proceeds from sales of lease assets during the nine months ended September 30, 2013 and 2012, respectively.

During the same periods, cash was primarily used to pay invoices related to General Partner fees and expenses.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner. There were no distributions declared or paid during the three and nine months ended September 30, 2013 and 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2013, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 13, 2013

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