Form 10-K
period 2013-12-31
ATEL CASH DISTRIBUTION FUND VI LP
filed 2014-03-11
CIK 927569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 28, 2014 was 0.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development of Business

ATEL Cash Distribution Fund VI, L.P. (the “Partnership”) was formed under the laws of the State of California on June 29, 1994 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership was organized to continue at most until December 31, 2015. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units ($1.2 million) and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the initial Limited Partners’ Units, and the offering terminated. Prior to the transfer of the Fund’s net assets (the “Trust Assets”) to a liquidating trust (the “Trust”) on December 31, 2013, 12,478,676 Units were issued and outstanding.

The Partnership’s principal objectives during its existence were to invest in a diversified portfolio of equipment that (i) preserved, protected and returned the Partnership’s invested capital; (ii) generated regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2002 and (iii) provided additional distributions following the Reinvestment Period and until all equipment had been sold. The Partnership was governed by its Partnership Agreement (“Partnership Agreement”).

Pursuant to the Partnership Agreement, AFS received compensation and reimbursements for services rendered on behalf of the Partnership (see Note 5 to the financial statements included in Item 8 of this report). AFS was required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units was solely at the discretion of AFS.

As of December 31, 2013, the Partnership ceased operations and transferred the Trust Assets to the Trust. The Trust is governed and operated by all the terms and conditions of the Partnership Agreement. The Trust is irrevocable and was formed and will be operated for the sole purpose of liquidating the remaining Trust Assets, paying or otherwise satisfying any remaining or contingent liabilities of the Partnership, including payment of the administrative costs of the Trust, and distributing any remaining balance to the Trust Interest Holders (the former Unitholders of the Partnership in direct proportion to their respective former Unit holdings) upon termination of the Trust. In connection with the administration of the Trust Assets, the Trustee (AFS), as a fiduciary, shall have and may exercise the powers, authority and discretion, consistent with the powers of the General Partner under the Partnership Agreement. The Trustee shall make distributions to the Trust Interest Holders in the same manner, with the same allocations and priorities, as distributions would have been affected to Unitholders under the Partnership Agreement had the Trust Assets remained in the Partnership.

The Partnership assets and liabilities transferred to the Trust at December 31, 2013 were as follows (in thousands):

Cash		$456
Non-cash assets and liabilities:
Accounts receivable	$405
Investments in equipment and leases, net of accumulated depreciation of $20,813 at December 31, 2013	2,877
Accounts payable and accrued liabilities	(206)
Net non-cash assets and liabilities transferred to the Trust		3,076
Net assets transferred to the Trust		$3,532

The offices of the Trust and Trustee are located at The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California, 94111. The telephone number for the Trustee is (415) 989-8800.

The Trust shall terminate on the first to occur of any of the following events:

•	The payment of all claims, costs, taxes, charges and expenses entitled to be paid out of the Trust;
•	The distribution of all of the Trust assets; or
•	The expiration of its term on December 31, 2014.

Narrative Description of Business

The Partnership acquired various types of equipment, and leased such equipment pursuant to Operating Leases and Full Payout leases, whereby Operating Leases were defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and Full Payout leases recover such cost. Guidelines provided by the offering indicated that no more than 50% of the aggregate purchase price of equipment would represent equipment leased as operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2013, the Partnership had purchased equipment with a total acquisition price of $208.3 million.

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

During 2013 and 2012, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Partnership’s total lease revenues, excluding gains or losses on dispositions of assets, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2013	2012
Interstate Commodities	Railcars	39%	40%
Central States Enterprises	Railcars	39%	32%
Transamerica Leasing	Containers	12%	11%
Bunge Corporation	Railcars	*	10%
*	Less than 10%

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term, type of equipment and creditworthiness of the lessee. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which were not in the control of AFS or the Partnership), such as raw material costs to manufacture equipment as well as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The business of the Partnership was not seasonal.

The Partnership had no full time employees. AFS’ employees and affiliates provided the services the Partnership required to effectively operate. The cost of these services was reimbursed by the Partnership to AFS and affiliates per the Partnership Agreement. As noted previously, the Trustee will continue to provide services to the Trust under the Trust Agreement until the final liquidation of the Trust.

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2013 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Railcars and locomotives	$60,101	28.85%
Manufacturing	36,342	17.45%
Transportation	27,465	13.18%
Construction	24,507	11.76%
Materials handling	16,237	7.80%
Office automation	16,048	7.70%
Containers	15,379	7.38%
Mining	7,919	3.80%
Other*	4,322	2.08%
	$208,320	100.00%
*	Individual amounts included in “Other” represent no more than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$53,140	25.51%
Electronics and manufacturing	29,031	13.94%
Business services	28,361	13.61%
Mining	24,793	11.90%
Transportation, other	23,217	11.14%
Manufacturing, other	18,922	9.08%
Oil and gas	16,536	7.94%
Communications	5,282	2.54%
Food products	2,856	1.37%
Other*	6,182	2.97%
	$208,320	100.00%
*	Individual amounts included in “Other” represent less than 1% of the total.

Through December 31, 2013, the Partnership had disposed of certain leased assets or transferred them to the Trust as set forth below (in thousands):

Asset Types	Original Equipment Cost, Excluding Acquisition Fees	Sale Price	Gross Rents
Railcars and locomotives	$39,605	$25,604	$34,690
Manufacturing	36,342	8,151	32,015
Transportation	25,558	6,031	25,254
Construction	24,507	4,355	27,631
Office automation	16,048	1,786	15,559
Materials handling	16,037	3,994	19,238
Containers	15,379	2,365	17,681
Mining	7,919	2,064	7,866
Other	3,238	494	2,665
	$184,633	$54,844	$182,599

Asset Types	Original Equipment Cost, Excluding Acquisition Fees	Net Book Value of Leases Transferred to ATEL Cash Distribution Fund VI, L.P. Liquidating Trust	Gross Rents
Railcars and locomotives	$20,496	$2,311	$31,415
Transportation	1,907	538	3,606
Materials handling	200	—	452
Other	1,084	28	1,966
	$23,687	$2,877	$37,439

For further information regarding the Partnership’s/Trust’s equipment lease portfolio for the year ended December 31, 2013, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Certain of the Partnership’s or Trust’s lessee customers have international operations. In these instances, the Partnership or Trust is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership or Trust to track, on an asset-by-asset day-by-day basis, where these assets are deployed. For further information regarding the Partnership’s geographic revenues and assets, and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2. PROPERTIES

The Partnership or Trust did not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

Item 3. LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership or Trust. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership or Trust’s financial position or results of operations. No material legal proceedings are currently pending against the Partnership or Trust or against any of the respective assets.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There were certain material conditions and restrictions on the transfer of Units imposed by the terms of the Partnership Agreement. These terms remain in effect with the transfer of the Partnership’s assets and liabilities to the Trust. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2013, there were no Unitholders of record in the Partnership, as the Unitholder interests of the Partnership were transferred to the Trust.

Unit Valuation

In order to permit custodial fiduciaries that held Units of ATEL Cash Distribution Fund VI, LP to satisfy their annual reporting requirements, AFS would normally estimate the value per Unit of the Company’s assets as of December 31, 2013 assuming an orderly liquidation of all of the net assets. All of the Company’s net assets were transferred to a liquidating trust at December 31, 2013, effectively reducing the Company’s value to zero. Immediately preceding the transfer, the Units were calculated to each have a value of $0.43 based on the value of the Company's assets immediately prior to transfer to the liquidating trust. Consequently, the value of the Trust’s related beneficial interests, upon transfer of the Company assets, was $0.43 per transferred Unit-equivalent.

The estimated values for non-interest bearing items such as any current assets and liabilities were assumed to equal their respective reported balances, which management believes approximate their respective fair values. A discounted cash flow approach was used to estimate the values of investments in leases. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the General Partner. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities.

The aforementioned valuation was performed solely for custodial purposes described above. There was no market for the Units and there is and will be no market for the Unit-equivalents of the beneficial interests in the liquidating trust, and the transferability of such beneficial interest is restricted to assure that no market transactions may occur. Accordingly, this value does not represent an estimate of the amount a beneficial owner would receive if he were to seek to sell his beneficial interest. Furthermore, there can be no assurance as to the amount the Trust may actually receive when it liquidates the remaining net assets, or the amount of lease payments and equipment disposition proceeds it will actually receive through final liquidation of the Trust.

Distributions

The Partnership did not make dividend distributions. However, the Limited Partners of the Partnership were entitled to certain distributions as provided under the Partnership Agreement.

AFS had sole discretion in determining the amount of distributions; provided, however, that AFS did not reinvest in equipment, but distributed, subject to payment of any obligations of the Partnership.

Distributions were paid in December 2013 and 2012. The annualized rates for distributions from 2013 and 2012 operations were $0.10 and $0.08 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase were solely at the discretion of the General Partner.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The succeeding Trust’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Trust’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

ATEL Cash Distribution Fund VI, L.P. (the “Partnership”) was a California partnership that was formed in June 1994 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability company.

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

As of December 31, 2013, the Partnership ceased operations and transferred its net assets (the “Trust Assets”) to a liquidating trust (the “Trust”). The Trust is governed and operated by all the terms and conditions of the Partnership Agreement. The Trust is irrevocable and was formed and will be operated for the sole purpose of liquidating the remaining Trust Assets, paying or otherwise satisfying any remaining or contingent liabilities of the Partnership, including payment of the administrative costs of the Trust, and distributing any remaining balance to the Trust Interest Holders (the former Unitholders of the Partnership in direct proportion to their respective former Unit holdings) upon termination of the Trust. In connection with the administration of the Trust Assets, the Trustee (AFS), as a fiduciary, shall have and may exercise the powers, authority and discretion, consistent with the powers of the General Partner under the Partnership Agreement. The Trustee shall make distributions to the Trust Interest Holders in the same manner, with the same allocations and priorities, as distributions would have been affected to Unitholders under the Partnership Agreement had the Trust Assets remained in the Partnership.

The Partnership assets and liabilities transferred to the Trust at December 31, 2013 were as follows (in thousands):

Cash		$456
Non-cash assets and liabilities:
Accounts receivable	$405
Investments in equipment and leases, net of accumulated depreciation of $20,813 at December 31, 2013	2,877
Accounts payable and accrued liabilities	(206)
Net non-cash assets and liabilities transferred to the Trust		3,076
Net assets transferred to the Trust		$3,532

The offices of the Trust and Trustee are located at The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California, 94111. The telephone number for the Trustee is (415) 989-8800.

The Trust shall terminate on the first to occur of any of the following events:

•	The payment of all claims, costs, taxes, charges and expenses entitled to be paid out of the Trust;
•	The distribution of all of the Trust assets; or
•	The expiration of its term on December 31, 2014.

Results of Operations

As of December 31, 2013, all assets have been transferred to the Trust. As of December 31, 2012, there were concentrations (defined as greater than or equal to 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

2012
Transportation, rail	81%
Transportation, containers	13%

As previously indicated, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Partnership’s total lease revenues, excluding gains or losses on dispositions of assets, during 2013 and 2012 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2013	2012
Interstate Commodities	Railcars	39%	40%
Central States Enterprises	Railcars	39%	32%
Transamerica Leasing	Containers	12%	11%
Bunge Corporation	Railcars	*	10%
*	Less than 10%

It had been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s remaining equipment on lease was acquired in the years 1995 through 1996. Since all assets have been transferred to the Trust, there were neither leases nor assets remaining in the Fund’s portfolio as of December 31, 2013. The utilization percentage of existing assets under lease was 97% as of December 31, 2012.

Cost reimbursements to the General Partner were based on its costs incurred in performing administrative services for the Partnership. These costs were allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. These costs will continue to be allocated to the Trust during its term under the provisions of the ATEL Cash Distribution Fund VI, L.P. Liquidating Trust Agreement (“Trust Agreement”).

2013 versus 2012

The Partnership had net income of $799 thousand and $1.2 million for the years ended December 31, 2013 and 2012, respectively. The 2013 results reflect decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2013 decreased by $577 thousand, or 20%, as compared to prior year. The decline in total revenues was attributable to a $511 thousand reduction in operating lease revenues and a $65 thousand decrease in gain on sales of assets.

The decrease in operating lease revenues was largely due to lower negotiated rates on certain re-marketed leases which commenced in January 2013, a decline in usage-based rental revenues and continued run-off and sales of lease assets. The reduction in gain on sales of lease assets was mainly attributable to the lower volume and change in the mix of assets sold.

Expenses

Total expenses for 2013 decreased by $219 thousand, or 12%, as compared to prior year. The net reduction in expenses was primarily due to decreases in railcar maintenance and depreciation expenses offset, in part, by increases in storage fees and cost reimbursements to the General Partner.

The decrease in railcar maintenance costs totaled $213 thousand and was primarily attributable to the continued decline in the number of railcars owned by the Partnership. The reduction in depreciation expense totaled $102 thousand and was largely a result of continued run-off and disposition of lease assets.

The aforementioned decreases in expenses were partially offset by increases in storage fees and costs reimbursed to the General Partner totaling $43 thousand and $33 thousand, respectively. The increase in storage fees was largely due to an increase in off-lease railcars placed in storage; and, the increase in costs reimbursed to the General Partner was primarily a result of higher administrative costs incurred by the General Partner, with an appropriate portion allocated to the Fund during the current year.

Capital Resources and Liquidity

As of December 31, 2013, the Fund ceased operations and transferred its net assets to the Trust. Prior to the transfer of net assets, the liquidity of the Partnership varied, increasing to the extent cash flows from leases and proceeds from lease asset sales exceeded expenses and decreasing as distributions were made to the partners and to the extent expenses exceeded cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership was its cash flow from leasing activities. As the initial lease terms expired, the Partnership ventured to re-lease or sell the equipment.

If inflation in the general economy becomes significant, it may affect the Trust in as much as the residual (resale) values of the Trust’s leased assets may increase as the costs of similar assets increase. However, the Trust’s revenues from existing leases would not increase as such rates are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Trust could obtain on any future leases would be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2013	2012
Net cash provided by (used in):
Operating activities	$1,044	$1,133
Investing activities	131	212
Financing activities	(1,717)	(1,008)
Net (decrease) increase in cash and cash equivalents	$(542)	$337

2013 versus 2012

During the years ended December 31, 2013 and 2012, the Partnership’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. Moreover, the Partnership realized $131 thousand and $212 thousand of proceeds from sales of lease assets during 2013 and 2012, respectively.

During the same respective years, cash was mainly used to pay periodic distributions to both the Limited Partners and the General Partner totaling $1.3 million and $1.0 million. Cash was also used to pay invoices related to General Partner fees and expenses. As of December 31, 2013, the Fund ceased operations and cash totaling $456 thousand was transferred to the Trust.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1995. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund were solely at the discretion of the General Partner. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2013, the Partnership terminated and transferred its net assets to the Trust. It had no commitments to purchase lease assets and pursuant to the Partnership Agreement and successor Trust Agreement, will no longer purchase any new lease assets.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases was stated at cost. Depreciation was recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment was generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets were expensed as incurred. Major additions and betterments were capitalized.

Operating lease revenue was recognized on a straight-line basis over the term of the underlying leases. The initial lease terms varied as to the type of equipment subject to the leases, the needs of the lessees and the terms negotiated, but initial leases were generally from 36 to 120 months. The difference between rent received and rental revenue recognized was recorded as unearned operating lease income on the balance sheet.

Operating leases were generally placed in a non-accrual status (i.e., no revenue was recognized) when payments were more than 90 days past due. Additionally, management considered the equipment underlying the lease contracts for impairment and periodically reviewed the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases were subject to being placed on non-accrual status. Leases placed on non-accrual status were only returned to an accrual status when the account was brought current and management believed recovery of the remaining unpaid lease payments was probable. Until such time, revenues were recognized on a cash basis.

The Partnership earned revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses were recorded when earned and/or incurred.

Asset valuation:

Recorded values of the Partnership’s asset portfolio were periodically reviewed for impairment. An impairment loss was measured and recognized only if the estimated undiscounted future cash flows of the asset were less than their net book value. The estimated undiscounted future cash flows were the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumed, among other things, that the asset was utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place were disregarded and it was assumed that there was no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment was measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the assets and its carrying value on the measurement date.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 24.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ATEL Cash Distribution Fund VI, L.P.

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund VI, L.P. (“Partnership”) as of December 31, 2013 and 2012, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Partnership’s General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Partnership ceased operations and transferred its net assets to a liquidating trust as of December 31, 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund VI, L.P. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 11, 2014

ATEL CASH DISTRIBUTION FUND VI, L.P.

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012
(In Thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$—	$542
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2013 and $1 as of December 31, 2012	—	478
Prepaid expenses and other assets	—	8
Investments in equipment and leases, net of accumulated depreciation of $0 at December 31, 2013 and $20,936 at December 31, 2012	—	3,182
Total assets	$—	$4,210
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$—	$68
Lessees and other	—	145
Unearned operating lease income	—	3
Total liabilities	—	216
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	—	3,994
Total Partners’ capital	—	3,994
Total liabilities and Partners’ capital	$—	$4,210

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)

	2013	2012
Revenues:
Leasing activities:
Operating leases	$2,324	$2,835
Gain on sales of assets	52	117
Other revenue	1	2
Total revenues	2,377	2,954
Expenses:
Depreciation of operating lease assets	226	328
Cost reimbursements to General Partner and/or affiliates	287	254
Railcar maintenance	563	776
Equipment and incentive management fees to General Partner	95	93
Taxes on income and franchise fees	2	1
Other management fees	116	121
Professional fees	40	25
Outside services	97	84
(Reversal of) provision for doubtful accounts	(1)	1
Storage fees	43	—
Property taxes	8	13
Postage	23	20
Printing and photocopying	29	38
Other	50	43
Total operating expenses	1,578	1,797
Net income	$799	$1,157
Net income:
General Partner	$13	$10
Limited Partners	786	1,147
	$799	$1,157
Net income per Limited Partnership Unit	$0.06	$0.09
Weighted average number of Units outstanding	12,478,676	12,478,676

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2011	12,478,676	$3,845	$—	$3,845
Distributions to Limited Partners ($0.08 per Unit)	—	(998)	—	(998)
Distributions to General Partner	—	—	(10)	(10)
Net income	—	1,147	10	1,157
Balance December 31, 2012	12,478,676	3,994	—	3,994
Distributions to Limited Partners ($0.10 per Unit)	—	(1,248)	—	(1,248)
Distributions to General Partner	—	—	(13)	(13)
Net income	—	786	13	799
Net assets transferred to liquidating trust	(12,478,676)	(3,532)	—	(3,532)
Balance December 31, 2013	—	$—	$—	$—

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands)

	2013	2012
Operating activities:
Net income	$799	$1,157
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	226	328
(Reversal of) provision for doubtful accounts	(1)	1
Gain on sales of assets	(52)	(117)
Changes in operating assets and liabilities:
Accounts receivable	81	(275)
Prepaid expenses and other assets	—	(5)
Accounts payable, General Partner	(11)	(10)
Accounts payable, other	(3)	58
Unearned operating lease income	5	(4)
Net cash provided by operating activities	1,044	1,133
Investing activities:
Proceeds from sales of assets	131	212
Net cash provided by investing activities	131	212
Financing activities:
Distributions to Limited Partners	(1,248)	(998)
Distributions to General Partner	(13)	(10)
Cash transferred to liquidating trust	(456)	—
Net cash used in financing activities	(1,717)	(1,008)
Net (decrease) increase in cash and cash equivalents	(542)	337
Cash and cash equivalents at beginning of year	542	205
Cash and cash equivalents at end of year	$—	$542
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$4	$3
Supplemental disclosures of non-cash transactions:
Net non-cash assets and liabilities transferred to the Trust	$3,076	$—

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Partnership matters:

ATEL Cash Distribution Fund VI, L.P. (the “Partnership”) was formed under the laws of the State of California on June 29, 1994 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership was organized to continue at most until December 31, 2015. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a wholly owned subsidiary of ATEL Capital Group. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 12,500,000 Limited Partnership Units (“Units”), at a price of $10 per Unit. Upon the sale of the minimum amount of Units ($1.2 million) and the receipt of the proceeds thereof on January 3, 1995, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). On November 23, 1996, subscriptions for 12,500,000 ($125 million) Limited Partnership Units had been received, in addition to the initial Limited Partners’ Units, and the offering terminated. Prior to the transfer of the Fund’s net assets (the “Trust Assets”) to a liquidating trust (the “Trust”) on December 31, 2013, 12,478,676 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS received compensation and reimbursements for services rendered on behalf of the Partnership (see Note 5). The Partnership was required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units was solely at the discretion of AFS.

As of December 31, 2013, the Partnership ceased operations and transferred the Trust Assets to the Trust. The Trust is governed and operated by all the terms and conditions of the Partnership Agreement. The Trust is irrevocable and was formed and will be operated for the sole purpose of liquidating the remaining Trust Assets, paying or otherwise satisfying any remaining or contingent liabilities of the Partnership, including payment of the administrative costs of the Trust, and distributing any remaining balance to the Trust Interest Holders (the former Unitholders of the Partnership in direct proportion to their respective former Unit holdings) upon termination of the Trust. In connection with the administration of the Trust Assets, the Trustee (AFS), as a fiduciary, shall have and may exercise the powers, authority and discretion, consistent with the powers of the General Partner under the Partnership Agreement. The Trustee shall make distributions to the Trust Interest Holders in the same manner, with the same allocations and priorities, as distributions would have been affected to Unitholders under the Partnership Agreement had the Trust Assets remained in the Partnership.

The Partnership assets and liabilities transferred to the Trust at December 31, 2013 were as follows (in thousands):

Cash		$456
Non-cash assets and liabilities:
Accounts receivable	$405
Investments in equipment and leases, net of accumulated depreciation of $20,813 at December 31, 2013	2,877
Accounts payable and accrued liabilities	(206)
Net non-cash assets and liabilities transferred to the Trust		3,076
Net assets transferred to the Trust		$3,532

The offices of the Trust and Trustee are located at The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California, 94111. The telephone number for the Trustee is (415) 989-8800. The Trust will continue to provide periodic financial statements to the Trust Interest Holders, as it finalizes the liquidation of Trust assets, settlement of accounts and makes liquidating distributions to Trust Interest Holders.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Partnership matters: - (continued)

The Trust shall terminate on the first to occur of any of the following events:

•	The payment of all claims, costs, taxes, charges and expenses entitled to be paid out of the Trust;
•	The distribution of all of the Trust assets; or
•	The expiration of its term on December 31, 2014.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2013 and 2012, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership/Trust has reviewed, as determined necessary by the General Partner/Trustee, events that have occurred after December 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Cash and cash equivalents:

Cash and cash equivalents includes cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subjected the Partnership to concentrations of credit risk include cash and cash equivalents, operating lease receivables and accounts receivable. The Partnership placed the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits were insured up to $250 thousand. The remainder of the Funds’ cash was temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments was not deemed to create a significant risk to the Partnership. Accounts receivable represented amounts due from lessees in various industries, related to equipment on operating leases.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Accounts receivable:

Accounts receivable represented the amounts billed under operating lease contracts which were currently due to the Partnership. Allowances for doubtful accounts were typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible were charged-off on a specific identification basis by AFS. Amounts recovered that were previously written-off were recorded as other income in the period received.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases was stated at cost. Depreciation was recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment was generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets were expensed as incurred. Major additions and betterments were capitalized.

Operating lease revenue was recognized on a straight-line basis over the term of the underlying leases. The initial lease terms varied as to the type of equipment subject to the leases, the needs of the lessees and the terms negotiated, but initial leases were generally from 36 to 120 months. The difference between rent received and rental revenue recognized was recorded as unearned operating lease income on the balance sheet.

Operating leases were generally placed in a non-accrual status (i.e., no revenue was recognized) when payments were more than 90 days past due. Additionally, management considered the equipment underlying the lease contracts for impairment and periodically reviewed the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases were subject to being placed on non-accrual status. Leases placed on non-accrual status were only returned to an accrual status when the account was brought current and management believed recovery of the remaining unpaid lease payments was probable. Until such time, revenues were recognized on a cash basis.

The Partnership earned revenues from certain lease assets based on utilization of such assets. Such contingent rentals and the associated expenses were recorded when earned and/or incurred.

Asset valuation:

Recorded values of the Partnership’s asset portfolio were periodically reviewed for impairment. An impairment loss was measured and recognized only if the estimated undiscounted future cash flows of the asset were less than their net book value. The estimated undiscounted future cash flows were the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumed, among other things, that the asset was utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place were disregarded and it was assumed that there was no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment was measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the assets and its carrying value on the measurement date.

Segment reporting:

The Partnership was not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Partnership operated in one reportable operating segment in the United States.

The Partnership’s principal decision makers were the General Partner’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Partnership believed that its equipment leasing business operated as one reportable segment because: a) the Partnership measured profit and loss at the equipment portfolio level as a whole; b) the principal decision makers did not review information based on any operating segment other than the equipment

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

leasing transaction portfolio; c) the Partnership did not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership did not choose to organize its business around different products and services other than equipment lease financing; and e) the Partnership did not choose to organize its business around geographic areas.

However, certain of the Partnership’s lessee customers may have had international operations. In these instances, the Partnership was aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it was impractical for the Partnership to track, on an asset-by-asset, day-by-day basis, where these assets were deployed.

The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. During the years ended December 31, 2013 and 2012, 100% of the Partnership’s operating revenues were from customers domiciled in North America.

Unearned operating lease income:

The Partnership recorded prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability was recorded when prepayments were received and recognized as operating lease revenue over the period to which the prepayments related using a straight-line method.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. Interest and penalties on such taxes are considered to be insignificant. The net tax expense recorded for the years ended December 31, 2013 and 2012 was $2 thousand and $1 thousand, respectively. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements as of December 31, 2013, when net assets were transferred to the Trust, and 2012 as follows (in thousands):

	2013	2012
Financial statement basis of net assets	$—	$3,994
Tax basis of net assets (unaudited)	—	13,931
Difference (unaudited)	$—	$(9,937)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements were the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Net income per financial statements	$799	$1,157
Tax adjustments (unaudited):
Adjustment to depreciation expense	211	321
Provision for doubtful accounts	(1)	1
Adjustments to gain on sales of assets	4,743	95
Adjustments to revenues and other items	4	(4)
Income per federal tax return (unaudited)	$5,756	$1,570

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the year.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Partnership.

3. Concentration of credit risk and major customers:

As of December 31, 2013 all assets have been transferred to the liquidating trust. As of December 31, 2012, the Partnership’s remaining assets under lease were concentrated in three major industries spread across seven lessees. The leases provide for the return of the equipment upon default.

The Partnership or successor Trust is no longer acquiring equipment. As assets have been sold upon maturity of the related leases, concentrations have arisen in certain industries due to the decreasing number of remaining leases and assets.

As of December 31, 2012, there were concentrations (defined as greater than or equal to 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

2012
Transportation, rail	81%
Transportation, containers	13%

During 2013 and 2012, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Partnership’s total lease revenues, excluding gains or losses on dispositions of assets, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2013	2012
Interstate Commodities	Railcars	39%	40%
Central States Enterprises	Railcars	39%	32%
Transamerica Leasing	Containers	12%	11%
Bunge Corporation	Railcars	*	10%
*	Less than 10%

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Transfer to ATEL Cash Distribution Fund VI, L.P. Liquidating Trust	Balance December 31, 2013
Net investment in operating leases	$3,115	$(136)	$(226)	$(2,753)	$—
Assets held for sale or lease, net	67	57	—	(124)	—
Total	$3,182	$(79)	$(226)	$(2,877)	$—

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviewed the carrying values of the Partnership’s assets on leases and assets held for lease or sale. As a result of these reviews, management determined that no impairment losses existed for the respective years ended December 31, 2013 and 2012.

The Partnership utilized a straight-line depreciation method over the term of the equipment lease for equipment in all of the categories in its portfolio of lease transactions. Depreciation expense on the Partnership’s equipment was $226 thousand and $328 thousand for the respective years ended December 31, 2013 and 2012.

All of the remaining property on leases transferred to the Trust was acquired from 1995 through 1996.

Net investment in operating leases:

Equipment on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Transfer to ATEL Cash Distribution Fund VI, L.P. Liquidating Trust	Balance December 31, 2013
Transportation, rail	$22,521	$—	$(1,309)	$(21,212)	$—
Transportation, other	295	—	—	(295)	—
Materials handling	199	—	—	(199)	—
	23,015	—	(1,309)	(21,706)	—
Less accumulated depreciation	(19,900)	(226)	1,173	18,953	—
Total	$3,115	$(226)	$(136)	$(2,753)	$—

The Partnership transferred all of its lease assets to the Trust as of December 31, 2013. The average estimated residual value for the assets transferred was 12% of the assets’ original cost at the date of transfer. As of December 31, 2012, the average estimated residual value for assets on operating leases was 12% of the assets’ original cost.

The Partnership earned revenues from certain lease assets based on utilization of such assets. Such contingent rentals and associated expenses were recorded when earned and/or incurred. The revenues associated with these rentals were included as a component of Operating Lease Revenues, and totaled $241 thousand and $334 thousand for the years ended December 31, 2013 and 2012, respectively.

There were no operating leases in non-accrual status as of December 31, 2013 and 2012.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

At December 31, 2013, the aggregate amounts of future minimum lease payments under operating leases transferred to the Trust are as follows (in thousands):

Operating Leases
Year ending December 31, 2014	$1,224
2015	176
2016	75
$1,475

5. Related party transactions:

The terms of the Partnership Agreement provided that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Partnership Agreement allowed for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided included Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS was not reimbursed for services whereby it was entitled to receive a separate fee as compensation for such services, such as management of equipment.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership or successor Trust. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS.

Cost reimbursements to the General Partner were based on its costs incurred in performing administrative services for the Partnership. These costs were allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Incentive management fees were computed as 4% of distributions of cash from operations, as defined in the Partnership Agreement. Equipment management fees were computed as 3.5% of gross revenues from operating leases, as defined in the Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Partnership Agreement.

During the years ended December 31, 2013 and 2012, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	2013	2012
Cost reimbursements to General Partner and/or affiliates	$287	$254
Equipment and incentive management fees to General Partner	95	93
	$382	$347

As of December 31, 2013, the Partnership ceased operations and transferred its net assets to a liquidating trust. The Trust is managed by AFS as Trustee. The Trustee is charged as a fiduciary with liquidating the remaining Trust assets and winding up all remaining related business of the Trust.

6. Guarantees:

The Partnership entered into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Guarantees: - (continued)

The General Partner knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations were made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership or successor Trust would separately record and/or disclose such liability in accordance with GAAP.

7. Partners’ capital:

Effective with the transfer of net assets to the Trust as of December 31, 2013, all Unitholder interests were transferred thereto. As of December 31, 2012, 12,478,676 Units were issued and outstanding, including the 50 Units issued to the initial Limited Partners, as defined. The Partnership was authorized to issue up to 12,500,000 Units, in addition to the 50 Units issued to the initial Limited Partners.

The Partnership had the right, exercisable at the General Partner’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceased to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Partnership was otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units was made in accordance with Section 13 of the Amended and Restated Agreement of Limited Partnership. The repurchase was at the discretion of the General Partner on terms it determined to be appropriate under given circumstances, in the event that the General Partner deemed such repurchase to be in the best interest of the Partnership; provided, the Partnership was never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units were cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter were deemed to be repurchased effective the last day of the preceding quarter, and were not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Partnership Agreement, the Partnership’s Net Profits, Net Losses, and Tax Credits were to be allocated 99% to the Limited Partners and 1% to AFS. The Partnership Agreement allowed the Partnership to make an allocation of income to AFS in order to maintain the capital account of AFS at zero. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2013 and 2012. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

As defined in the Partnership Agreement, Available Cash from Operations and Cash from Sales and Refinancing were to be distributed as follows:

Cash from Operations

Cash from Operations was distributed 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

Cash from Sales and Refinancing

First, 99% to the Limited Partners and 1% to AFS until each Limited Partner received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital; and

Thereafter, 95% to the Limited Partners, 1% to AFS and 4% to an affiliate of AFS as an Incentive Management Fee.

ATEL CASH DISTRIBUTION FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Partners’ capital: - (continued)

Distributions to the Limited Partners for the years ended December 31, 2013 and 2012 were as follows (in thousands except Units and per Unit data):

	2013	2012
Distributions	$1,248	$998
Weighted average number of Units outstanding	12,478,676	12,478,676
Weighted average distributions per Unit	$0.10	$0.08

As discussed in Note 1, as of December 31, 2013, the Partnership ceased operations and transferred the Trust Assets to the Trust. The Trust was formed to liquidate the remaining Trust Assets, pay or otherwise satisfy any remaining or contingent liabilities of the Partnership, including payment of the administrative costs of the Trust, and distribute any balance to the Unitholders (as Trust Interest Holders) upon termination of the Trust.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2013.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Dean L. Cash, age 63, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 60, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 55, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2013.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2013 and 2012 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.

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

General Partner’s Interest in Operating Proceeds

As defined in the Partnership Agreement, the Partnership’s Net income, Net losses, Distributions and investment tax credits are allocated 99% to the Limited Partners and 1% to AFS. See the statements of income included in Part II, Item 8, Financial Statements and Supplementary Data, of this report for the amounts allocated to the General and Limited Partners in 2013 and 2012.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2012, no investor is known to hold beneficially more than 5% of the issued and outstanding Units. Likewise, at December 31, 2013, and after such time as the transfer of net assets to a liquidating trust.

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

Changes in Control

The Limited Partners had the right, by vote of the Limited Partners owning more than 50% of the outstanding limited Partnership units, to remove a General Partner.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Partnership incurred audit fees with its principal auditors totaling $31 thousand and $18 thousand for the years ended December 31, 2013 and 2012, respectively.

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

(31.1)       Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)       Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)       Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)       Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

(101.INS)   XBRL Instance Document

(101.SCH)  XBRL Taxonomy Extension Schema Document

(101.CAL)  XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)  XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)  XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)  XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2014

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 11, 2014
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 11, 2014
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 11, 2014

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.